Form 10-Q
period 1997-09-30
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 1997-11-14
CIK 861255, 754019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
         For the transition period from ______________ to _____________

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

                       Yes  X                             No  __



                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                                                      INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1996 and September 30, 1997................3

       Condensed Consolidated Statements of Operations - Three and Nine Months Ended
        September 30, 1996 and 1997....................................................................4

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
        1996 and 1997..................................................................................5

       Notes to Condensed Consolidated Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        of Operations..................................................................................8

Item 3..Quantitative and Qualitative Disclosures about Market Risk.....................................16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................17

Item 2.  Changes in Securities.........................................................................17

Item 3.   Defaults Upon Senior Securities..............................................................17

Item 4.   Submission of Matters to a Vote of Security Holders..........................................17

Item 5.   Other Information............................................................................17

Item 6.  Exhibits and Reports on Form 8-K..............................................................17


SIGNATURES.............................................................................................18

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)

                                                      December 31, September 30,
                                                           1996        1997
                                                       -----------  -----------

ASSETS:
Cable systems, at cost, net of accumulated
 depreciation and amortization:
Property, plant and equipment                           $  225,775  $  238,080
Intangible assets                                          350,411     363,766
                                                        ----------  ----------
Total                                                      576,186     601,846

Cash and cash equivalents                                   26,466      19,549
Subscriber receivables - net                                10,491      10,532
Prepaid expenses and other assets - net                     27,078      13,118
                                                        ----------  ----------
Total                                                   $  640,221  $  645,045
                                                        ==========  ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Notes payable to banks                                  $  309,000  $  309,000
10 5/8% Senior Notes due 2006                              200,000     200,000
Other debt                                                  63,713      69,472
Accounts payable                                            15,122      14,238
Subscriber advance payments and deposits                     5,426       5,898
Accrued interest and other liabilities                      30,429      30,157
Accrued priority return on preferred limited
 partner interests                                          20,476      20,935
Due to affiliates - net                                     39,667      41,896
Deferred income taxes                                       40,587      40,478
                                                        ----------  ----------
Total liabilities                                          724,420     732,074
                                                        ----------  ----------

Commitments and contingencies (Note 5)

Partners' equity (deficiency):
Limited partners' interests
                                                           407,669     467,922
General partners' equity (deficiency)
                                                          (491,868)   (554,951)
                                                        ----------  ----------
Total partners' equity (deficiency)
                                                           (84,199)    (87,029)
                                                        ----------  ----------
Total                                                   $  640,221  $  645,045
                                                        ==========  ==========


            See notes to condensed consolidated financial statements.



                                OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                           (Dollars in thousands)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                              ------------------------- -------------------------
                                                  1996          1997        1996         1997
                                              ------------ ------------ -----------   -----------

Revenues                                      $    40,180  $    43,235  $   118,604   $   126,818
                                              -----------  -----------  -----------   -----------

Operating expenses:
Direct operating and programming                   11,943       13,604       35,924        41,385
Selling, general and administrative                 7,032        7,976       20,935        23,032
Depreciation and amortization                      10,409       10,579       30,011        30,500
Management fees to
 Managing Affiliate                                 2,263        2,261        6,372         7,008
                                              -----------  -----------  -----------   -----------
Total                                              31,647       34,420       93,242       101,925
                                              -----------  -----------  -----------   -----------

Operating income                                    8,533        8,815       25,362        24,893
                                              -----------  -----------  -----------   -----------

Other income (expense):
Interest expense                                   (9,612)     (12,506)     (30,000)      (35,477)
Interest expense - affiliates                      (1,650)      (1,650)      (4,950)       (4,950)
Other                                                  46          252          163           389
                                              -----------  -----------  -----------   -----------
Total                                             (11,216)     (13,904)     (34,787)      (40,038)
                                              -----------  -----------  -----------   -----------

Loss before income taxes                           (2,683)      (5,089)      (9,425)      (15,145)
Income tax benefit                                    412         --          1,620           125
                                              -----------  -----------  -----------   -----------

Net loss                                           (2,271)      (5,089)      (7,805)      (15,020)

Priority return on preferred
 and senior limited partner interests             (16,235)     (19,284)     (49,007)      (55,763)
                                              -----------  -----------  -----------   -----------

Net loss of general and limited
 partners after priority return               $   (18,506) $   (24,373) $   (56,812)  $   (70,783)
                                              ===========  ===========  ===========   ===========

Net loss per general and limited
 partners' unit after priority return         $    (1,851) $    (2,437) $    (5,681)    $  (7,078)
                                              ===========  ===========  ===========     ===========


                          See notes to condensed consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                              Nine Months
                                                           Ended September 30,
                                                        ------------------------
                                                             1996        1997
                                                         ----------- -----------
Cash flows from operating activities:
Net loss                                                 $   (7,805) $  (15,020)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
Depreciation                                                 18,792      18,468
Amortization                                                 11,219      12,032
Accretion of non-interest bearing note                        4,505       5,801
Deferred income taxes                                        (1,693)       (109)
Changes in operating assets and liabilities, net of
 effects of acquisitions:
Subscriber receivables                                         (339)        (41)
Prepaid expenses and other assets                            (4,033)        718
Accounts payable                                             (2,128)       (884)
Subscriber advance payments and deposits                      1,811         472
Accrued interest and other liabilities                         (582)       (301)
                                                         ----------  ----------
Net cash provided by operating activities                    19,747      21,136
                                                         ----------  ----------

Cash flows from investing activities:
Business acquisitions                                       (41,439)    (15,599)
Expenditures for property, plant and equipment              (20,305)    (26,927)
                                                         ----------  ----------
Cash used for investing activities                          (61,744)    (42,526)
                                                         ----------  ----------

Cash flows from financing activities:
Proceeds from debt                                           95,500      15,000
Repayments of debt                                          (30,437)    (15,405)
Payments of priority returns                                (47,801)    (55,304)
Amounts advanced from affiliates                              7,271       2,229
Issuance of preferred limited partner interests              47,422      60,253
Capital contributions                                          --         7,800
Capital distributions                                       (54,772)       (100)
                                                         ----------  ----------
Net cash provided by financing activities                    17,183      14,473
                                                         ----------  ----------

Decrease in cash and cash equivalents                       (24,814)     (6,917)

Cash and cash equivalents, beginning of period               32,677      26,466
                                                         ----------  ----------

Cash and cash equivalents, end of period                 $    7,863  $   19,549
                                                         ==========  ==========


            See notes to condensed consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


         The accompanying unaudited condensed consolidated financial statements of Olympus Communications, L.P. and its substantially wholly-owned subsidiaries ("Olympus" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Olympus at September 30, 1997, and the results of operations for the three and nine months ended September 30, 1996 and 1997, have been included. These condensed consolidated financial statements should be read in conjunction with Olympus' audited consolidated financial statements for the year ended December 31, 1996 included in its Registration Statement No. 333-19327 on Form S-4, Amendment No. 2, filed April 30, 1997 ("Form S-4"). The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

2.   Significant Events Subsequent to the Form S-4:

         Effective April 1, 1997, Olympus acquired, subject to certain post-closing conditions, certain cable systems of Tele-Media Company of Southeast Florida, Inc. for an aggregate price of $8,500. These systems served approximately 5,000 subscribers at the date of acquisition located in and around Osceola County, Florida. The acquisition has been accounted for using the purchase method. Accordingly, the financial results of the acquired systems have been included in the consolidated results of Olympus from the date acquired.

         On June 20, 1997, Olympus acquired the Peninsula Cable systems from Booth American Company for an aggregate price of $10,500 in cash. These systems served approximately 6,000 subscribers at the date of acquisition located in and around Madeira Beach, Florida. The acquisition has been accounted for using the purchase method. Accordingly, the financial results of the acquired systems have been included in the consolidated results of Olympus from the date acquired.

3.   Income Taxes:

         Income tax benefit for the nine months ended September 30, 1997 was $125, which is comprised of current tax benefit of $16 and a deferred tax benefit of $109.

4.   Supplemental Cash Flow Information:

         Cash payments for interest were $30,724 and $30,712 for the nine months ended September 30, 1996 and 1997, respectively.

5.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Form S-4 for a discussion of material commitments and contingencies.




                 ----------------------------------------------

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

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

         Olympus earned substantially all of its revenues in the nine months ended September 30, 1996 and 1997 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and electronic security monitoring services.

         The changes in Olympus' operating results for the quarter ended September 30, 1997, compared to the same period of the prior year, were primarily the result of expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1996 and 1997, acquisitions and vendor price increases for the Company's programming.

         The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continuing program of upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the next several years.

         The following tables set forth certain cable television system data at the dates indicated.


                                          September 30,
                                     -----------------------  Percent
                                         1996        1997     Increase
                                      ---------   ---------   --------

Homes Passed by Cable                  642,313     676,910      5.4%

Basic Subscribers                      402,102     434,730      8.1%



          Exclusive of acquisitions, basic subscribers grew 4.6% during the twelve months ended September 30, 1997.

         The following table is derived from Olympus' condensed consolidated financial statements that are included in this interim report and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------ ------------------
                                           1996      1997     1996      1997
                                         --------  -------- --------  -------

Revenues                                   100.0%    100.0%   100.0%   100.0%

Operating expenses:
Direct operating and programming            29.7%     31.5%    30.3%    32.6%
Selling, general and administrative         17.6%     18.5%    17.6%    18.2%
Depreciation and amortization               25.9%     24.4%    25.3%    24.1%
Management fees to Managing Affiliate        5.6%      5.2%     5.4%     5.5%
                                         -------   -------  -------  -------

Operating income                            21.2%     20.4%    21.4%    19.6%
                                         =======   =======  =======  =======



Revenues. The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:


                                          Three months ended   Nine months ended
                                              September 30,      September 30,
                                           ------------------ ------------------
                                             1996      1997      1996    1997
                                           --------  --------  ------- --------

Regulated service and equipment fees          73%       75%      73%      74%
Premium programming services                  13%       12%      14%      13%
Advertising sales and other services          14%       13%      13%      13%

         Total revenues increased approximately 7.6% and 6.9% for the three and nine month periods ended September 30, 1997 compared with the same periods of the prior year, primarily due to basic subscriber growth, the positive impact of rate increases and acquisitions, partially offset by price reductions on certain services and a decrease in premium programming services. Advertising revenue, which has historically experienced double digit annual growth, was down 9.0% and 8.6% for the three and nine month periods ended September 30, 1997 compared with the same periods of the prior year. The Company expects advertising revenue growth to return to historical levels in the three months ending December 31, 1997. Reductions in advertising revenues during the current period were offset primarily by increases in electronic security monitoring service fees.

         The increase in revenues was attributable to the following:



                                           Three Months         Nine Months
                                               Ended               Ended
                                        September 30, 1997  September 30, 1997
                                        ------------------  ------------------
Basic subscriber growth                         48%                 43%
Rate increases                                  22%                 34%
Acquisitions                                    36%                 20%
Premium programming fees                       (10%)                (8%)
Advertising sales and other services             4%                 11%



         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 13.9% and 15.2% for the three and nine month periods ended September 30, 1997 compared with the same periods of the prior year. Such increases were primarily due to increased basic and premium programming costs, technical costs associated with providing electronic security monitoring services and increased operating expenses from acquired systems.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 13.4% and 10.0% for the three and nine month periods ended September 30, 1997 compared with the same periods of the prior year. This increase was primarily due to incremental costs associated with subscriber growth, the expansion of other non-cable revenues and incremental costs associated with acquisitions.

         EBITDA. Earnings before interest expense, income taxes, depreciation and amortization, management fees and other noncash charges ("EBITDA") for the three and nine month periods ended September 30, 1997 increased 3.1% and 1.4% compared with the same periods of the prior year, primarily due to acquisitions, basic subscriber growth and subscriber rate increases, partially offset by increases in programming, general and administrative expenses and reductions in EBITDA from advertising. EBITDA and similar measurements of cash flow are commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles, and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

         Depreciation and Amortization. Depreciation and amortization was higher for the three and nine month periods ended September 30, 1997 compared with the same periods of the prior year, primarily due to increased amortization related to acquisitions and to the costs associated with the Company's financing activities.

         Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees decreased as a percentage of revenues for the three month period ended September 30, 1997 as compared with the same period of the prior year, primarily due to revenues increasing proportionately at a higher rate than allocated corporate costs included in management fees. Management fees were even as a percentage of revenues for the nine month period ended September 30, 1997 as compared with the same period of the prior year.

         Interest Expense. Interest expense increased 30.1% and 18.3% for the three and nine month periods ended September 30, 1997 compared with the same periods of the prior year. The increases in interest expense were primarily attributable to an increase in the average interest rate on outstanding debt due to the issuance of $200,000 of 10 5/8% Senior Notes on November 12, 1996 and an increase in the average amount of debt outstanding during the three and nine month periods ended September 30, 1997, as compared with the same periods of the prior year.

         Net Loss. The Company reported net losses of $2,271 and $5,089 for the quarters ended September 30, 1996 and 1997, respectively. The increase in net loss for the three months ended September 30, 1997 was due primarily to an increase in interest expense. Net losses of $7,805 and $15,020 were reported for the nine month periods ended September 30, 1996 and 1997, respectively. The increase in net loss for the nine months ended September 30, 1997 was due primarily to increased interest expense.

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

         Capital expenditures for the nine months ended September 30, 1996 and 1997, were $20,305 and $26,927, respectively. Management expects capital expenditures for the remaining three months of the year ending December 31, 1997 to be approximately $10,000 to $12,000 due to the further expansion of cable plant rebuilds. Regarding acquisitions made during the nine months ended September 30, 1997, see note 2 to the Company's condensed consolidated financial statements Part 1, Item 1 of this report.

         The Company generally has funded its working capital requirements, capital expenditures, and acquisitions through long-term borrowings, primarily from banks, issuance of public debt, advances from affiliates and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks by refinancing the principal with new loans and by paying the interest out of internally generated funds. Olympus has funded the interest obligations on its public borrowings from internally generated funds.

         On November 12, 1996, Olympus issued $200,000 of 10 5/8% Senior Notes in a private placement. These notes are unsecured and are due November 15, 2006. Most of Olympus' directly-owned subsidiaries have their own senior credit arrangements with banks. Typically, borrowings under these agreements are collateralized by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. The public indenture and subsidiary credit agreements of the Company and its subsidiaries contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries and affiliates, and the payment of distributions and fees by the borrowing subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. The Company believes it is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements, based on operating results for the quarters ended September 30, 1996 and 1997. On January 5, 1996, Leadership Acquisition Limited Partnership, a wholly-owned subsidiary of the Company, delivered a $70,000 secured non-interest bearing discount note due December 30, 1997 in connection with the purchase of cable systems in southeast Florida from Fairbanks Communications, Inc. The accreted value of such note was $67,808 as of September 30, 1997. The Company expects to pay such note with funds from its revolving credit facilities.

         At September 30, 1997, the Company's total outstanding debt aggregated approximately $578,000 which included $268,000 of parent debt, and $310,000 of subsidiary debt. In addition, the Company had an aggregate of $19,549 in cash and cash equivalents, and $147,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance.

         At September 30, 1997, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire September 30, 2004. The Company's weighted average interest rate on notes payable to banks was approximately 7.19% at September 30, 1996 compared to 6.72% at September 30, 1997. At September 30, 1997, approximately 37.2% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         Mandatory reductions in principal under all agreements for indebtedness for the four years and three months after September 30, 1997 based on amounts outstanding at September 30, 1997 are as follows:



          Three months ending December 31, 1997           $         67,808
          Year ending December 31, 1998                                  -
          Year ending December 31, 1999                                  -
          Year ending December 31, 2000                             38,250
          Year ending December 31, 2001                             80,750


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

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES





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

         None


Item  6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

               (b)   Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                -------------------------------------------------

                                   SIGNATURES

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

                                                  OLYMPUS COMMUNICATIONS, L.P.

                             BY: ACP HOLDINGS, INC.
                                                     Managing General Partner

Date:  November 14, 1997                          By:  /s/ Timothy J. Rigas
                                                       --------------------
                                                       Timothy J. Rigas
                                                     Executive Vice President,
                                                     Treasurer, Principal
                                                     Accounting Officer and
                                                     Principal Financial Officer
                                                     of ACP Holdings, Inc.


Date:  November 14, 1997                            OLYMPUS CAPITAL CORPORATION

                                                    By:  /s/ Timothy J. Rigas
                                                         Timothy J. Rigas
                                                       Executive Vice President,
                                                       Treasurer, Principal
                                                       Accounting Officer and
                                                       Principal Financial
                                                       Officer

                                INDEX TO EXHIBITS


Exhibit List:

Please refer to Part II, Item 6 for an exhibit list.