Form 10-K
period 1997-12-31
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 1998-03-31
CIK 861255, 754019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                   For the fiscal year ended December 31, 1997

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________

                        Commission File Number: 333-19327

                          OLYMPUS COMMUNICATIONS, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                           25-1622615
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                           OLYMPUS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                           23-2868925
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)




                              Main at Water Street
                           Coudersport, PA             16915-1141
               (Address of principal executive offices) (Zip code)

                                  814-274-9830
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


                                            OLYMPUS COMMUNICATIONS, L.P.
                                            OLYMPUS CAPITAL CORPORATION

                                                 TABLE OF CONTENTS

PART I

     ITEM 1.  BUSINESS..................................................................3

     ITEM 2.   PROPERTIES...............................................................20

     ITEM 3.   LEGAL PROCEEDINGS........................................................21

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................21

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.............................................22

     ITEM 6.   SELECTED FINANCIAL DATA..................................................22

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS.............................24

     ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............32

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................33

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE.............................52

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................52

     ITEM 11.  EXECUTIVE COMPENSATION...................................................53

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT.......................................................53

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................55

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                       FORM 8-K.........................................................57




PART I


ITEM 1.  BUSINESS
(Dollars in thousands)


                                  Introduction

      Olympus Communications, L.P. ("Olympus" and, collectively with its subsidiaries, the "Company") is a joint venture limited partnership between ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia Communications Corporation (together with its subsidiaries, "Adelphia") and subsidiaries of FPL Group, Inc. (together with its subsidiaries, "FPL Group") with 50% of the outstanding voting interest held by Adelphia and 50% held by FPL Group. Adelphia is the seventh largest cable television operator in the United States serving 1,968,986 basic subscribers and passing 2,759,546 homes through its owned and managed cable systems (including Olympus) as of December 31, 1997. FPL Group is one of the largest public utility holding companies in the United States supplying, through its principal subsidiaries, electrical service throughout most of the east and lower west coasts of Florida.

      The Company operates the largest contiguous cable system in Florida and is located in some of the fastest growing markets in Florida. As of December 31, 1997, the Company's cable system (the "System") served approximately 498,000 basic subscribers and passed approximately 750,000 homes. In addition to cable television, the Company offers a wide range of communication services including analog and digital cable television, high speed data and Internet access, paging, electronic security monitoring and telephony.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company.

                                    Business

      Video Services

      Cable television systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay systems and satellite earth stations. Signals are then modulated, amplified and distributed primarily through coaxial and fiber optic cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.

       Cable television systems typically offer subscribers a package of basic video services consisting of local and distant television broadcast signals, satellite-delivered non-broadcast channels (which offer programming such as news, sports, family entertainment, music, weather, shopping, etc.) and public, governmental and educational access channels.

      In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. At December 31, 1997, over 98% of subscribers of the System were also offered pay-per-view programming, which allows the subscriber to order special events or movies and to pay on a per event basis. Local, regional and national advertising time is sold in the majority of the System, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels.

      Digital video services are now available to Olympus subscribers who lease or purchase a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," Olympus can transmit up to 12 channels in the space currently used to transmit just one analog channel. Digital TV converters are available to approximately 90% of Olympus' customers.

      Olympus' digital TV subscribers may also receive "multichannel" premium services, such as HBO 1, 2, 3 and 4 from East and West Coast satellite feeds, enhanced Pay-Per-View options with eighteen movie channels, up to 40 channels of CD-quality music from Music Choice and an interactive on-screen program guide to help them navigate the new digital choices.

      High Speed Data and Internet Access

      Power Link, the Company's high-speed data service, which includes residential, institutional and business applications, constitutes an alternative to the traditional slower speed data offerings available through Internet Service Providers ("ISPs"). Power Link offers customers speeds greater than those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line.

      The Company's deep fiber design allows the use of the expanded bandwidth potential of digital compression technology for cable data and video services. High speed cable data services are now available at speeds far in excess of that which is currently available via a 28.8 kilobit per second telephone modem. In addition, using a high speed cable modem and special ethernet card allows the user to bypass telephone lines, does not require the user to log on, and allows for multiple sessions or connections to multiple services simultaneously.

      The Company currently offers high speed Internet access through the use of one way cable modems, which provides the high speeds of broadband on the data downstream and utilizes a telephone line return path. One way cable modems enable the Company to offer the high speed data service to 100% of its customers, while completing the system buildout of two way broadband plant.

      The Company also offers traditional dial up Internet access for those customers who initially prefer this method of Internet access to the higher speeds of our broadband network. This establishes the Company as a full service Internet provider and creates a customer base which can be upgraded to the high speed service in the future.

      Paging

      The Company began marketing one-way paging services to its subscribers in mid-1995 through an affiliate, Page Time, Inc. ("Page Time"), a wholly-owned subsidiary of Adelphia which makes paging services available to the Company for a fee based on paging subscribers. There currently are approximately 4,000 paging subscribers who pay an average of $10.95 per month. Page Time provides service to its customers via resale arrangements with existing paging network operators. To assure high quality and competitive service for subscribers, Page Time seeks the paging operator with the most comprehensive local coverage in the cable service area. Page Time's marketing efforts are focused on the consumer market which accounts for nearly 65% of the industry's growth. The Company believes it is well positioned to take advantage of that growth by using the Company's existing marketing channels, including local advertising air time and monthly bill inserts, providing the customer with one bill for their cable and paging services and having the ability to provide both local and centralized customer service. The Company also plans to offer two-way messaging services to its customers.

      Electronic Security Monitoring

      The Company provided electronic security monitoring services and equipment to approximately 29,000 accounts in Florida as of December 31, 1997. The Company markets its services to both residential and commercial customers. The residential customers represent approximately 85% of its customers and the commercial market represents the remainder. The Company offers these customers video-telemetry systems, intercom and sound systems and other low voltage products.

      The Company's strategy for marketing electronic security monitoring services and equipment is to leverage all of the distribution channels available through the Company's existing market presence including customer service and billing resources, cable channel advertising, marketing literature, and relationships with developers, builders and homeowners' associations.

      Telephony

      Long Distance. In December 1997, the Company launched long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as 800 service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market and emphasizes the simplicity and savings of one low monthly rate available 24 hours a day, 7 days a week. The Company is using its existing marketing channels, including local advertising availability in the System, monthly billing insert and outbound telemarketing to market long distance service.

      Residential. As each portion of the Company's network is upgraded with the deep fiber design, the Company plans to offer digital telephony services to subscribers by purchasing incremental equipment at the headend and the customer premises. Adelphia has completed successful technical trials of cable telephone service in its Toms River, New Jersey and Buffalo, New York networks using the same deep fiber design the Company will deploy in its System.

      Mobile. The Company intends to develop mobile phone services by using the Company's existing marketing channels, including local advertising air time and monthly bill inserts, providing the customer with one bill for their cable and mobile phone services and having the ability to provide both local and centralized customer service. The Company expects to begin a limited area trial, following which it will gradually roll out service on a broader basis. Initially, mobile phone service will be provided via resale arrangements with existing mobile phone network operators, initially consisting of cellular operators and later possibly including broadband personal communications service ("PCS") operators.

      Operating Strategy

      The Company's strategy is to construct and operate a broadband network capable of offering a broad range of telecommunications services and providing superior customer service while maximizing operating efficiencies. The Company intends to continue as a cable television service provider as well as to become the largest single provider of bundled communications services combining cable television service with high speed data and Internet access, paging, electronic security monitoring and telephony in South Florida. The Company expects to achieve these goals through maintaining strong internal growth and continuing investment in its networks.

      The Company's system is located in some of the fastest growing counties in the United States. The Company's coverage areas also encompass certain regions with attractive demographics, including above average income levels and strong population growth trends. Approximately 25% of the homes in the Company's market areas are located in planned communities which typically provide better cross-marketing opportunities. The Company had internal basic subscriber growth of 3.9% during the 12 months ended December 31, 1997, and expects that the markets it operates in will continue to provide opportunities for growth.

      The Company considers technological innovation to be an important component of its service offerings and customer satisfaction. The Company intends to continue the upgrade of its network infrastructure to add channel capacity increase digital transmission capabilities and further improve system reliability. As a result, the Company believes it will have one of the most advanced cable network infrastructures in the United States.

      Management believes the technical level of its system, concentration of its customer base and its affiliation with its partners contribute favorably to the Company's cash flow margin.

      Recent Development of the System

      The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its System's market areas are a key factor in positioning itself for future growth in basic subscribers.

      Effective April 1, 1997, Olympus acquired certain cable systems of Tele-Media Company of Southeast Florida, Inc. for an aggregate price of $8,500. These systems served approximately 5,000 subscribers at the date of acquisition located in and around Osceola County, Florida.

      On June 20, 1997, Olympus acquired the Peninsula Cable systems from Booth American Company for an aggregate price of $10,500. These systems served approximately 6,000 subscribers at the date of acquisition located in and around Madeira Beach, Florida.

      Olympus completed the acquisition of all of the partnership interests of National Cable Acquisition Associates, L.P. ("National") from Hilton Head Communications, L.P., ("Hilton Head") an entity controlled by the family of John Rigas (principal shareholder of Adelphia), for a purchase price of approximately $118,000. National provides cable service to approximately 57,000 subscribers in Palm Beach County, Florida and also owns limited partnership interests in Tele-Media Investment Partnership, L.P. ("TMIP"). National's operations were consolidated with Olympus for financial reporting purposes effective as of October 1, 1997.

      On March 2, 1998, Olympus and TMIP entered into a series of agreements to restructure the ownership of TMIP. The restructuring will result in Olympus exchanging its nonconsolidated preferred limited partnership investment in TMIP for 100% ownership of approximately 27,750 subscribers in Palm Beach County, Florida subject to $38,287 in debt and a 75% consolidated general partner interest in TMIP subject to $37,856 in debt. The restructured TMIP will own approximately 40,850 subscribers located principally in Broward County, Florida. Consummation of this transaction is subject to certain closing conditions and regulatory approval.

      The following table indicates the growth of the Company's System by summarizing the number of homes passed by cable and the number of basic subscribers for each of the five years in the period ended December 31, 1997. The table also indicates the numerical growth in subscribers attributable to acquisitions and the numerical and percentage growth attributable to internal growth. For the period January 1, 1993 through December 31, 1997, 56% of aggregate internal basic subscriber growth for the Company's System was derived from internal growth in homes passed, while the remaining 44% of such aggregate growth was derived from penetration increases.


                                               Year Ended December 31,
                               -------------------------------------------------------
                                  1993       1994        1995       1996       1997
                                ---------  ---------  ---------  ---------  ---------

Homes passed (a)
Beginning of period (b)          388,965    404,890    415,896    562,330    646,770
Internal growth (c)               15,925     11,006      6,046     23,940     16,459
% Internal growth                    4.1%       2.7%       1.5%       4.3%       2.5%
Acquired homes passed                 --         --    140,388     60,500     86,655
End of period                    404,890    415,896    562,330    646,770    749,884

Basic subscribers (d)
Beginning of period (b)          195,729    233,411    251,933    343,332    412,260
Internal growth (c)               37,682     18,522      6,352     13,733     16,187
% Internal growth                   19.3%       7.9%       2.5%       4.0%       3.9%
Acquired subscribers                  --         --     85,047     55,195     69,525
End of period                    233,411    251,933    343,332    412,260    497,972
Basic penetration (e)               57.6%      60.6%      61.1%      63.7%      66.4%
----------------------------------

(a) A home is deemed to be "passed" by cable if it can be connected to the distribution system without any further extension of the cable distribution plant.

(b) Data included for the South Dade System for all periods presented reflects actual homes passed and basic subscribers. At July 31, 1992, prior to Hurricane Andrew, the South Dade system had 157,992 homes passed by cable and 71,193 basic subscribers, respectively. At December 31, 1993, 1994, 1995, 1996 and 1997, the South Dade system served 60,678, 73,196, 77,407,
     85,014 and 89,338 basic subscribers, respectively. On June 30, 1994, the Company sold to Adelphia 85% of the common stock of Northeast Cable Inc. ("Northeast"). Data for Northeast is excluded for all periods presented.

(c) The number of additional homes passed or additional basic subscribers not attributable to acquisitions of new cable systems.

(d) A home with one or more television sets connected to a cable system is counted as one basic subscriber.

(e) Basic subscribers as a percentage of homes passed by cable.


      Financial Information

      The financial data regarding the Company's revenues, results of operations and identifiable assets for each of the Company's last three fiscal years is set forth in, and incorporated herein by reference to, Item 8, Financial Statements and Supplementary Data of this Form 10-K.

      Technological Developments

      The Company has made a substantial commitment to the technological development of the System and has actively sought to upgrade the technical capabilities of its cable plant in a cost efficient manner. System development will allow the Company to increase the plant capacity, provide two-way communication and other digital services and at the same time further increase the reliability of the plant.

      The design of the current System upgrade, when completed, will deploy on average one fiber optic node for every two System plant miles or approximately one fiber node for every 180 homes passed compared to the industry norm of 500 to 1000 homes passed per fiber optic node. The entire System will be upgraded to 750 Mhz comprised of 550 Mhz analog (80 channels) and 200 Mhz digital (400 channels, assuming 12 to 1 compression). The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth will enable the Company to offer additional video programming services. The 200 Mhz of digital capacity can be allocated to the new service offerings such as two-way data, telephony and video-on-demand. The Company believes the combination of the 200 Mhz of digital capacity and the relatively low homes passed per fiber node will provide adequate capacity and flexibility to offer any and all of the existing and anticipated services into the foreseeable future with minimal additional capital expenditures.

      The upgraded System, on average, will include only two active pieces of equipment between the headend and the home. Limiting the number of active pieces of equipment combined with the small number of homes per fiber node reduces the potential for mechanical failure and the number of customers affected by such a failure, all of which provides increased reliability to the customers.

      Subscriber Services and Rates

      The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected. Although service offerings vary across franchise areas because of differences in plant capabilities, each of the areas typically offer services at monthly prices ranging as follows:



                    Service                                     Rate Range
         -------------------------------------              ------------------

           Basic Cable Television                            $9.00 - $14.00
           Premium Cable Television                          $7.00 - $13.00
           Digital Television                                $9.95
           High Speed Internet Access                        $34.95 - $44.95
           Dial-up Internet Access                           $19.95
           Paging                                            $8.95 - $29.95
           Electronic Security Monitoring                    $21.00 - $30.00


      In addition, the Company derives revenue from telephony, with rates determined on a usage basis.

      An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate services at any time without charge, but often are charged a fee for reconnection or change of service.

      The Cable Communications Policy Act of 1984 (the "1984 Cable Act," as amended by the 1992 Cable Act), deregulated basic service rates for systems in communities meeting the FCC's definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems which could be subject to local rate regulation. The 1992 Cable Act contains a new definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminates the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ends FCC regulation on nonbasic tier rates on March 31, 1999.

      For a discussion of FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Competitive Matters."

      Franchises

      The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The System operates pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 1997, the Company held 144 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

      Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee expense incurred by the Company has averaged approximately 4.1% of gross system revenues.

      The franchises issued by the governmental authorities are subject to periodic renewal. In renewal hearings, the authorities generally consider, among other things, whether the franchise holder has provided adequate service and complied with the franchise terms. In connection with a renewal, the authority may impose different and more stringent terms, the impact of which cannot be predicted. To date, all of the Company's material franchises have been renewed or extended, at or effective upon their stated expiration, generally on modified terms. Such modified terms have not been materially adverse to the Company.

      The Company believes that all of its material franchises are in good standing. From time to time, the Company notifies the franchising authorities of the Company's intent to seek renewal of the franchise in accordance with the procedures set forth in the 1984 Cable Act. The 1984 Cable Act process requires that the governmental authority consider the franchise holder's renewal proposal on its own merits in light of the franchise holder's past performance and the community's needs and interests, without regard to the presence of competing applications. See "Legislation and Regulation." The 1992 Cable Act alters the administrative process by which operators utilize their 1984 Cable Act franchise renewal rights. Such changes could make it easier in some instances for a franchising authority to deny renewal of a franchise.

      Competition

      Although the Company and the cable television industry have historically faced modest competition, the competitive landscape is changing and competition will increase. The Company believes that the increase in competition within its communities will occur gradually over a period of time.

      At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and cassette players. In recent years, the FCC has adopted policies providing for authorization of new technologies and more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

      The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises.

      Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment, generally at a cost to the viewer. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home View Copyright Act of 1988, which became effective January 1, 1989 for a six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes for which carriers are required to pay a royalty fee to the Copyright Office. This Act has been extended by Congress until December 31, 1999. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation - Federal Regulation."

      Video programming is now being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channel so programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. One DBS service provider is proposing to deliver at least some local television stations via satellite, thus lessening the distinction between cable television and DBS service.

      Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable systems, which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's System. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. MMDS systems' ability to compete with cable television systems has previously been limited by channel capacity, the inability to obtain programming and regulatory delays. Recently, however, MMDS systems have developed digital compression technology which provides for more channel capacity and better signal delivery. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. A series of actions taken by the FCC, including reallocating certain frequencies to wireless services, are intended to facilitate the development of wireless cable television spectrum that will be used by wireless operators to provide additional channels of programming over longer distances. Several Regional Bell Operating Companies acquired interests in major MMDS companies. The Company is unable to predict whether wireless video services will have a material impact on its operations.

      Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. The U.S. Copyright Office has concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

      The FCC has authorized a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

      The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service which could make 98 video channels available in a single market. The Company cannot predict at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

      The FCC has recently allocated a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, Local Multipoint Distribution Service ("LMDS"), which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The FCC proposes to auction this spectrum to the public this fall, with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers, and therefore provide competition for franchised cable systems, is at this time uncertain.

      The 1996 Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity of an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

      Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

      The cable television industry competes with radio, television and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

      Telecommunications services which the Company intends to offer in Florida will compete with services offered by Bell South Corporation and by other current and potential market entrants, including other Competitive Local Exchange Carriers ("CLECs"), AT&T, MCI, Sprint and other interexchange or Long Distance Carriers ("IXCs"), cable television companies, microwave carriers, wireless telecommunications providers and private networks built by large end users. A number of potential markets are already served by one or more CLECs. In addition, the major IXCs are expected to offer local telecommunications services in various markets. MCI has announced that it will invest more than $2.0 billion in fiber optic rings and local switching equipment in major metropolitan markets throughout the United States, and AT&T has filed applications with state regulatory authorities for authority to provide local telecommunications services in all 50 states.

      Employees

      At February 14, 1998, there were 769 full-time employees of the Company, none of which were covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

                           Legislation and Regulation

      The cable television industry is regulated by the FCC, some state governments and most local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

Cable Television/Federal Laws and Regulations

      Cable Communications Policy Act of 1984 (the "1984 Cable Act")

      The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

      Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act")

      On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amended the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation also required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation on the cable industry with respect to, among other things:
(i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions;
(v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) subscriber privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;
(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable systems by: allowing municipalities to own and operate their own cable systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision may limit the ability of cable program suppliers to offer exclusive programming arrangements to cable television companies. A number of provisions in the 1992 Cable Act relating to, among other things, rate regulation, have had a negative impact on the cable industry and the Company's business.

      Telecommunications Acts of 1996 (the "1996 Act")

      The 1996 Act significantly revised the federal regulatory structure. As it pertains to cable television, the 1996 Act, among other things, (i) eliminates the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC has been conducting a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Act.

FCC Regulation

      The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable systems, cross-ownership between cable systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Furthermore, the 1992 Cable Act required the FCC to adopt implementing regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Act requires certain changes to various provisions of these regulations. A brief summary of the most material federal regulations as adopted to date follows.

      Rate Regulation

       The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that has resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. The 1996 Act ends FCC regulation of nonbasic tier rates on March 31, 1999.

      The FCC's regulations set standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC's original rules became effective on September 1, 1993. The rules have been amended several times. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for evaluating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the benchmark level for either basic and/or nonbasic cable services and associated equipment, and refunds could be required. The retroactive refund period for basic cable service rates is limited to one year. In general, the reductions for basic and nonbasic cable service rates require an aggregate reduction of up to 17 percent, adjusted forward for inflation and certain other factors, from the rates in force as of September 30, 1992. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes programming channels or completes a significant system rebuild or upgrade. A significant number of franchising authorities have become certified by the FCC to regulate the rates charged by the Company for basic cable service and for associated equipment. Complaints have also been filed with the FCC seeking review of the rates charged for nonbasic cable service. The Company's ability to implement rate increases consistent with its past practices will likely be limited by the regulations that the FCC has adopted.

      Carriage of Broadcast Television Signals

       The 1992 Cable Act contains new mandatory carriage requirements. These new rules allow commercial television broadcast stations which are "local" to a cable system (i.e., the system is located in the station's Area of Dominant Influence), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local, noncommercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of (i) a 50 mile radius from the station's city of license or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WTBS). The statutory must-carry provisions for noncommercial stations became effective on December 4, 1992. Must-carry rules for both commercial and noncommercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. The most recent election between must-carry and retransmission consent for local commercial television broadcast stations was on October 1, 1996. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

      Channel Set-Asides

       The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Company believes that none of the System's franchises contain unusually onerous access requirements. The 1984 Cable Act further requires cable systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC revised the existing rate formula in a way which would significantly lower the rates cable operators could charge. It is possible that such leased access will result in competition to services offered by the Company on the other channels of its cable systems.

       Competing Franchises

       Because of inconsistent court rulings, it is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable systems and permits franchising authorities to operate their own cable systems without franchises.

      Cross-Ownership

      The 1996 Act repealed the restrictions on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds channel capacity, up to two-thirds of the channels on an "open video system" must be available to programmers unaffiliated with the LEC.

      The 1996 Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network. The 1996 Act also eliminated the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rules against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

      Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

      The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the cable system's owner has an attributable interest. The limit is 40% of all activated channels.

      Franchise Transfers

       The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

      Technical Requirements

      Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has recently revised such standards and made them applicable to all classes of channels which carry downstream NTSC video programming. Local franchising authorities are permitted to enforce the FCC's new technical standards. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services, and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with these technical standards and signal leakage limits is required. The Company believes that the System is in compliance with these standards in all material respects. The 1992 Cable Act requires the FCC to update periodically its technical standards to take into account changes in technology. The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment.

      Pole Attachments

      The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles, unless under the Federal Pole Attachments Act state public service commissions are able to demonstrate that they regulate rates, terms and conditions of the cable television pole attachments. A number of states (including Massachusetts, Michigan, New Jersey, New York, Ohio and Vermont) and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises. The 1996 Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offers telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services.

      Other Matters

      FCC regulation also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; home wiring; and limitations on advertising contained in nonbroadcast children's programming.

      Copyright

      Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

      Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. The FCC has recommended to Congress that it repeal the cable industry's compulsory copyright license. The FCC determined that the statutory compulsory copyright license for local and distant broadcast signals no longer serves the public interest and that private negotiations between the applicable parties would better serve the public. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

      Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, ASCAP and BMI are both now required to offer "through to the viewer" licenses to the cable networks which would cover the retransmission of the cable networks' programming by cable systems to their subscribers.

      Copyrighted music performed by cable systems themselves on local origination channels, PEG channels, and in locally inserted advertising and cross promotional announcements must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.


Cable Television/State and Local Regulation

       Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

      Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchises against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal.

      Franchises usually call for the payment of fees, often based on a percentage of the system's gross subscriber revenues, to the granting authority. Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. In those communities in which franchise fees are required, the Company currently pays franchise fees ranging up to 5% of gross revenues. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications or franchise obligations.

      Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

      The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

      Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. Such proposals and legislation may be preempted by federal statute and/or FCC regulation. To date, Florida has not enacted such state level regulation. However, the Company cannot predict whether Florida will engage in such regulation in the future.

      The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the System can be predicted at this time.

Telephony and Telecommunications/Federal Laws and Regulations

      The 1996 Act also alters federal, state and local laws and regulations regarding telecommunications providers and services, including the Company, and creates a favorable environment in which the Company may provide telephone and other telecommunications services and facilities. The following is a summary of the key provisions of the 1996 Act that could materially affect the telecommunications business of the Company.

      The 1996 Act was intended to promote the provision of competitive telephone services and facilities by cable television companies and others. The 1996 Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The 1996 Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from local franchising authorities ("LFAs") for such services. An LFA may not order a cable operator or affiliate to discontinue providing telecommunications services or discontinue operating its cable system on the basis that it has failed to obtain a separate franchise or renewal for the provision of telecommunications services. The 1996 Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of the grant of a franchise, franchise renewal, or franchise transfer, except that LFAs may seek "institutional networks" as part of such franchise negotiations.

      The 1996 Act provides that, when cable operators provide telecommunications services, LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way. The LFA must publicly disclose such compensation requirements.

      The Company believes that it qualifies as a connecting carrier under federal law and therefore does not need FCC certification to provide intrastate service. In the event that it is determined that the Company must seek FCC certification, the Company believes that such certification will be granted by the FCC in a timely manner. The Company may be required to file certain tariffs and reports with the FCC.

Interconnection and Other Telecommunications Carrier Obligations

      To facilitate the entry of new telecommunications providers (including cable operators), the 1996 Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and must not deploy network features and functions that interfere with interoperability. LECs also have a set of separate identified obligations beyond those that apply to new entrants: (i) good faith negotiation with those seeking interconnection, (ii) unbundling, equal access and non-discrimination requirements, (iii) resale of services, including "resale at wholesale rates,"
(iv) notice of changes in the network that would affect interconnection and interoperability and (v) physical collocation unless shown that practical technical reasons, or space limitations, make physical collocation impractical.

      Under the 1996 Act, individual interconnection rates must be just and reasonable, based on cost, and may include a reasonable profit. Traffic termination charges shall be "mutual and reciprocal." The 1996 Act permits carriers to agree on a "bill and keep" system, but does not require such a system.

      The 1996 Act contemplates that interconnection agreements will be negotiated by the parties and submitted to a state public service commission ("SPSC") for approval. A SPSC may become involved, at the request of either party, if negotiations fail. If the state regulator refuses to act, the FCC may determine the matter. If the SPSC acts, an aggrieved party's remedy is to file a case in federal district court. The 1996 Act provides for a rural exemption to interconnection requests, but also provides that the exception does not apply where a cable operator makes an interconnection request of a rural LEC within the operator's franchise area.

      The 1996 Act requires that all telecommunications providers (including cable operators that provide telecommunications services) must contribute equitably to a Universal Service Fund ("USF"), and the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal under the USF formula. The 1996 Act allows states to determine which intrastate telecommunications providers contribute to the USF. The 1996 Act prohibits geographic end user rate de-averaging to protect rural subscribers' rates.

FCC Interconnection Order

      The FCC recently released its First Report and Order to effectuate the interconnection provisions of the 1996 Act. In general, the FCC's First Report and Order appears favorable to the promotion of competition at the local level. To summarize, the FCC first has asserted broad federal jurisdiction over interconnection issues and the power to bind both state and local governments. The FCC also has established procedures for the negotiation, arbitration and resolution of interconnection agreements. It also has stated that new entrants essentially always benefit from the terms of subsequent interconnection agreements entered into by a given LEC with third parties and cannot waive their "most favored nation" rights in this respect. The FCC also has specified the manner in which actual physical interconnection must be made available to new entrants and, in this connection, has specified the manner in which rates charged to new entrants for physical interconnection must be calculated. The FCC also has set forth the manner in which LECs must make essential network elements available to new entrants for resale, again including the manner in which actual rates are to be calculated.

      The FCC Report and Order is subject to Petitions for Reconsideration filed at the FCC and Petitions for Review consolidated before the United States Court of Appeals for the Eighth Circuit. Additionally, the Eighth Circuit has granted a stay of the pricing and "most favored nation" provisions of the First Report and Order. The pricing provisions establish price ceilings and default prices for interconnection elements, and the "most favored nation" provision allows carriers to request the LEC to make available to them on the same terms and conditions, any interconnection, service or network element contained in an approved agreement to which the LEC is a party. The stay is limited to certain FCC rules. None of the provisions of the 1996 Act has been stayed. Various parties filed petitions to modify the stay with the Eighth Circuit. On November 1, 1996, the Eighth Circuit modified the stay to exclude certain non-pricing portions of the rules that primarily relate to wireless telecommunications providers. The outcome of these proceedings could affect and impair the Company's ability to provide competitive local exchange services.

Internet Services/Federal Laws and Regulations

      Transmitting indecent material via the Internet was made criminal by the 1996 Act. However, on-line access providers are exempted from criminal liability for simply providing interconnection service; they are also granted an affirmative defense from criminal or other action where in "good faith" they restrict access to indecent materials. These provisions have been challenged in federal court. The 1996 Act further exempts on-line access providers from civil liability for actions taken in good faith to restrict access to obscene, excessively violent or otherwise objectionable material.

Telephony and Telecommunications/State Law and Regulation

      In 1995, the Florida Legislature amended Chapter 362 of Florida Statutes by enacting "An Act Relating to Local Exchange Telecommunications Companies" ("Florida Act") (Chapter 362, Fl. Stat. (1995)). This new law substantially altered Florida law regarding telecommunications providers and services, such as Olympus. The following is a summary of the key provisions of the Florida Act and associated Florida Public Service Commission ("PSC") actions that could materially affect Olympus' telecommunications business.

      The Florida Act

      The Florida Act vests in the PSC virtually exclusive jurisdiction over intrastate telecommunications matters. The Florida Act limits municipalities to taxation of certain telecommunications services or management of long distance carriers' occupation of local rights-of-way. The Florida Act further directs the PSC to employ flexible regulatory treatment to ensure the widest possible range of telecommunications services, and provides that new entrants such as the Company are subject to a lesser level of regulatory oversight than LECs.

      PSC Actions

      Pursuant to the Florida Act (and the 1996 Act and the FCC's First Report and Order), the PSC is conducting several proceedings to address competitive issues. To summarize, pursuant to the Florida Act, the PSC has adopted rules requiring certification of CLEC Interexchange Telecommunications Service Providers; Operator Service Providers; Alternative Access Vendor Services; and Shared Tenant Services Providers. The Florida Act provides that the PSC shall grant certification to applicants upon a showing of sufficient technical, financial, and managerial capability to provide service in the geographic area proposed to be served. The Company believes that Olympus meets the statutory requirements for PSC certification for any type of intrastate telecommunications service provider, and that any such application process should be completed expeditiously. In addition, like the 1996 Act, the Florida Act requires LECs to interconnect with certified CLECs. Approximately fourteen interconnection agreements have been reached between LECs and CLECs to date, while approximately five CLECs have requested PSC arbitration of stalled agreements. The PSC is obligated under the Florida Act to arbitrate any disputes in no more than 120 days from date of request. As well, the PSC has ordered BellSouth, the state's largest LEC, to unbundle eight network elements for resale by CLECs, and the PSC has ordered favorable interim rates for these elements. The PSC has not yet adopted an order resolving wholesale discounts associated with local service resale.

      Based on the foregoing, the Company believes that the Florida Act and actions of the PSC to date reflect a generally favorable legal and regulatory environment for new entrants, such as Olympus, to intrastate telecommunications in Florida.


ITEM 2.   PROPERTIES

      The Company's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and subscriber house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Subscriber devices consist of decoding converters. The physical components of cable television systems require maintenance and periodic upgrading to keep pace with technological advances.

      The Company's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. See "Legislation and Regulation-Federal Regulation."

      The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its market areas, and owns most of its service vehicles.

      Substantially all of the assets of Olympus' subsidiaries are subject to encumbrances as collateral in connection with the Company's credit arrangements, either directly with a security interest or indirectly through a pledge of the stock or partnership interests in the respective subsidiaries. See Note 3 to the Olympus Communications, L.P. consolidated financial statements. The Company believes that its properties, both owned and leased, are in good operating condition and are suitable and adequate for the Company's business operations.


ITEM 3.  LEGAL PROCEEDINGS
      There are no material pending legal proceedings, other than routine litigation incidental to the business, of which the Company or any of its subsidiaries is a part or to which any of their property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands)

      The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1997 have been derived from the audited consolidated financial statements of the Company. These data should be read in conjunction with the consolidated financial statements and related notes thereto, for each of the three years in the period ended December 31, 1997 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Statement of Operations Data with respect to the years ended December 31, 1993 and 1994, and the balance sheet data at December 31, 1993, 1994, and 1995 have been derived from audited consolidated financial statements of the Company not included herein.


                                                                            Year Ended December 31,
                                                        -------------------------------------------------------------
                                                           1993          1994        1995         1996         1997
                                                        ---------     --------    ---------    ---------    ---------
Statement of Operations Data:
Revenues                                                  $98,646      $94,458     $120,968     $159,870     $176,363
Direct operating and programming expenses                  22,078       22,369       37,494       48,598       56,905
Selling, general and administrative expenses               16,692       18,708       23,912       28,974       32,163
Depreciation and amortization                              37,240       36,703       31,953       40,446       43,337
Management fees                                             4,681        6,302        6,334        8,839        9,566
                                                        ---------    ---------    ---------    ---------    ---------

Operating income                                           17,955       10,376       21,275       33,013       34,392

Interest expense                                          (24,515)     (22,889)     (29,217)     (40,748)     (50,150)
Interest expense affiliates                                (4,955)      (9,373)      (7,501)      (6,600)      (6,600)
Gain on sale of assets                                         --           --           --           --        1,522
Other income (expense)                                        271          585          (15)         401        1,085
                                                        ---------    ---------    ---------    ---------    ---------

Loss before income taxes, extraordinary loss and
cumulative effect of change in accounting
principle (a)                                             (11,244)     (21,301)     (15,458)     (13,934)     (19,751)
Income tax benefit (expense)                                   --          276       (2,824)       2,984          (51)
Extraordinary loss (a)                                         --           --       (1,109)          --           --
Cumulative effect of change in accounting for
income taxes (a)                                          (59,500)          --           --           --           --
                                                        ---------    ---------    ---------    ---------    ---------
Net loss                                                 $(70,744)    $(21,025)    $(19,391)    $(10,950)    $(19,802)
                                                        =========    =========    =========    =========    =========



Loss per general and limited partners' unit before
extraordinary loss and cumulative effect of change
in accounting principle                                   $(1,124)     $(2,103)     $(1,828)     $(1,095)     $(1,980)
Net loss per general and limited partners' unit after
priority return and accretion requirements               $(12,346)     $(8,383)     $(8,275)     $(7,659)     $(9,570)
Cash distributions declared per general and limited
partners' units                                          $     --      $    --      $    --      $ 5,467      $    --


                                                                                  December 31,
                                                         -------------------------------------------------------------
                                                           1993          1994         1995         1996         1997
                                                         ----------   ----------   ---------    ---------    ---------
Balance Sheet Data:
Total assets                                             $458,663     $375,985     $533,909     $640,221     $728,952
Total debt (b)                                            368,263      314,069      419,809      572,713      673,804
Redeemable Preferred Limited
Partner Interests                                         276,101      276,101           --           --           --

Partners' equity (deficiency)                            (452,115)    (494,105)     (18,544)     (84,199)    (112,217)


                                                                             Year Ended December 31,
                                                          -----------------------------------------------------------
Other Data and Financial Ratios:                             1993         1994         1995         1996         1997
                                                          ---------    ---------    --------     --------     -------
EBITDA (c)                                                $60,147      $53,966      $59,547      $82,699      $88,380
EBITDA Margin (d)                                            56.8%(e)     56.7%(e)     49.2%        51.7%        50.1%
Interest expense                                           29,470       32,262       36,718       47,348       56,750
Cash provided by operating activities                      16,652       20,285        8,161       33,411       21,305
Cash (used for) provided by investing activities          (32,959)      19,402     (107,351)     (70,444)     (51,821)
Cash provided by (used for) financing activities           20,628      (50,633)     131,442       30,822        7,604
EBITDA to interest expense (f)                               2.04         1.67         1.62         1.75         1.56
Capital Expenditures                                      $23,164      $23,916      $21,498      $28,117      $37,867



(a) "Extraordinary loss" relates to loss on the early retirement of debt. "Cumulative effect of change in accounting for income taxes" refers to a change in accounting principle. Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes. SFAS No. 109 resulted in the cumulative recognition of an additional liability by the Company of $59,500.

(b)  Excludes affiliate debt.

(c) Earnings before interest expense, income taxes, depreciation and amortization, management fees, other noncash charges, extraordinary loss and cumulative effect of change in accounting principle ("EBITDA"). EBITDA and similar measurements of cash flow are commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

(d) Percentage representing EBITDA divided by revenues.

(e) Excludes business interruption revenue allocated from insurance proceeds related to Hurricane Andrew of $9,547 and $1,037 for the years ended December 31, 1993 and 1994, respectively.

(f) Based on EBITDA for the period presented divided by interest expense recorded for the applicable period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

      Results of Operations

General

      Olympus is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia and managing general partner of Olympus. The remaining 50% of the voting interest is held by various wholly-owned subsidiaries of FPL Group. Adelphia and FPL Group also held, as of December 31, 1997, $312,261 and $156,130, respectively, aggregate principal amount of non-voting Preferred Limited Partnership ("PLP") interests in the Company, which provide for a 16.5% per annum priority return.

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

      Olympus earned substantially all of its revenues in each of the last three fiscal years from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and electronic security monitoring services.


Comparison of the Years Ended December 31, 1995, 1996 and 1997

      The changes in the Company's results of operations for the year ended December 31, 1996 compared with the year ended December 31, 1995, were primarily the result of acquisitions, expanding existing cable television operations and the impact of increased advertising sales and other service offerings as well as an increase in cable rates implemented during October 1995 and June 1996. The changes for the year ended December 31, 1997, compared with the prior year, were primarily the result of acquisitions, expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1996 and 1997 and vendor price increases for the Company's programming. Refer to Liquidity and Capital Resources - Acquisitions for a discussion of acquisitions. The high level of depreciation and amortization associated with acquisitions and the upgrading and expansion of the cable systems, and interest and placement costs associated with financing activities will continue to have a negative impact on the reported results of operations. The Company expects to report net losses for the foreseeable future. The following table is derived from the Company's consolidated financial statements that are included in this Annual Report on Form 10-K and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                   Percentage of Revenues
                                                  Year Ended December 31,
                                              1995        1996       1997
                                            ---------  ---------  ----------

Revenues                                      100.0%     100.0%      100.0%

Operating expenses:
Direct operating and programming               31.0        30.4       32.3
Selling, general and administrative            19.8        18.1       18.2
Depreciation and amortization                  26.4        25.4       24.6
Management fees to managing general partner     5.2         5.5        5.4
                                             -------     -------    -------
Operating income                               17.6%       20.6%      19.5%
                                             =======     =======    =======

      Revenues

The primary revenue sources, reflected as a percentage of total revenues, were as follows:

                                              Year Ended December 31,
                                             1995       1996      1997
                                          ---------  ---------  ---------

Regulated service and equipment fees           74%       73%       74%
Premium programming fees                       15%       13%       12%
Advertising sales and other services           11%       14%       14%


      Total revenues for the year ended December 31, 1996 increased 32.2% from the prior year, primarily due to the impact of cable systems contributed by FPL Group, the cable systems acquired from WB Cable during 1995 and Leadership during 1996, and the positive impact of rate increases implemented during October 1995 and June 1996. Subscriber growth and advertising revenues also contributed to such increase. Revenues increased approximately 10.3% for the year ended December 31, 1997 compared with the prior year, primarily due to acquisitions, basic subscriber growth and the positive impact of rate increases on June 1, 1996 and June 1, 1997. These increases were partially offset by price reductions on certain services and a decrease in premium programming services and advertising revenues.

      The increases (decreases) were attributable to the following:

                                            Percentage of
                                         Increase (Decrease)
                                         for the Year Ended
                                             December 31,
                                         -------------------
                                            1996      1997
                                           ------    ------
Acquisitions                                 66%       48%
Basic subscriber growth                      12%       38%
Rate increases                               20%       24%
Premium programming fees                     (1%)     (11%)
Advertising sales and other                   3%        1%


      Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 29.6% and 17.1% for the years ended December 31, 1996 and 1997, respectively, compared with the respective prior years. Such increases were primarily due to increased programming costs and incremental costs associated with increased subscribers as well as increased operating expenses from acquired systems. Acquired systems accounted for approximately 41% and 25% of the increase for the years ended December 31, 1996 and 1997, respectively.

      Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 21.1% and 11.0% for the years ended December 31, 1996 and 1997, respectively, compared with the respective prior years. The increases were primarily due to incremental costs associated with acquisitions and costs associated with subscriber growth. Acquired systems accounted for approximately 41% and 35% of the increase for the years ended December 31, 1996 and 1997, respectively. Selling, general and administrative expenses declined as a percentage of revenues for the year ended December 31, 1996 and remained constant through December 31, 1997 when compared with the respective prior year which reflects the impact of rate increases and the successful integration of acquired systems with existing operations.

      EBITDA. EBITDA (earnings before interest expense, income taxes, depreciation and amortization, management fees, other non-cash charges, extraordinary loss and cumulative effect of change in accounting principle) for the year ended December 31, 1996, increased 38.9% as compared with the prior year. The increase was primarily due to the positive effects of the October 1995 and June 1996 rate increases, increased advertising and other service revenues, and the increased operating income provided by cable systems contributed by the FPL Group, and acquired from WB Cable and Leadership, partially offset by increased programming costs and incremental costs associated with increased subscribers. For the year ended December 31, 1997, EBITDA increased 6.9% as compared with the prior year. The increase was primarily due to the positive impact of acquisitions and rate increases on June 1, 1996 and 1997. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

      Depreciation and Amortization. Depreciation and amortization was higher for the year ended December 31, 1996 compared with the prior year, primarily due to the effect of acquisitions. For the year ended December 31, 1997, depreciation and amortization increased compared with the prior year primarily due to increased amortization related to acquisitions and to the costs associated with the Company's financing activities.

      Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Such fees were relatively flat as a percentage of revenues for the years ended December 31, 1996 and 1997 as compared to the respective prior year.

      Interest Expense. For the years ended December 31, 1996 and 1997, interest expense increased 39.5% and 23.1% compared to the respective prior year. The increase during 1996 was primarily due to increased levels of debt incurred as a result of acquisitions. The increase in interest expense during 1997 was primarily attributable to an increase in the average interest rate on outstanding debt due to the issuance of $200,000 of 10 5/8% Senior Notes on November 12, 1996 and an increase in the average amount of debt outstanding during 1997 as compared with the prior year.

      Interest Expense-Affiliates. The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for capital expenditures, for repayment of debt and for working capital. For the year ended December 31, 1996, interest expense-affiliates declined 12.0% primarily due to the lower level of advances outstanding during 1996 compared with the year ended December 31, 1995. Interest expense-affiliates was flat for the year ended December 31, 1997 as compared with the prior year.

      Net Loss. The Company reported net losses of $19,391, $10,950 and $19,802 for the years ended December 31, 1995, 1996 and 1997, respectively. The decline in net loss in 1996 compared to 1995 is primarily due to the impact of rate increases and increased operating income of acquired systems, partially offset by increased programming costs, interest expense and other incremental costs associated with increased subscribers. The increase in net loss for the year ended December 31, 1997 as compared to the prior year was due primarily to increased interest expense.

Liquidity and Capital Resources

      The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. During the three years in the period ended December 31, 1997, the Company committed substantial capital resources for these purposes. These expenditures were funded through long-term borrowings and, to a lesser extent, advances from affiliates and internally generated funds. The Company's aggregate outstanding borrowings as of December 31, 1997 were $673,804. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

      Capital Expenditures

      The Company's network architecture is designed to increase channel capacity and minimize future capital expenditures, while positioning the Company to take advantage of future opportunities. Capital expenditures for the years ended December 31, 1995, 1996 and 1997 were $21,498, $28,117 and $37,867 respectively. The increases in capital expenditures for the years ended December 31, 1996 and 1997 compared to the respective prior years were primarily due to the impact of acquired systems and increased investment related to the rebuilding of the Company's cable plant. The Company expects capital expenditures for 1998 to range from $40,000 to $60,000.

      Financing Activities

      The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of financing from both its owners and external sources. During the three year period ended December 31, 1997, the Company funded its working capital requirements, capital expenditures, and acquisitions through long-term borrowings primarily from banks and affiliates, issuance of debt securities by Olympus, advances from affiliates and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings by refinancing the principal with new loans, and by paying the interest out of internally generated funds.

      Most of Olympus' directly-owned subsidiaries have their own senior credit agreements. Typically, borrowings under these agreements are collateralized by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At December 31, 1996 and 1997, an aggregate of $309,000 and $427,000, respectively, in borrowings were outstanding under these agreements. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Management believes that the borrowers were in compliance with the agreements' covenants at December 31, 1997. At December 31, 1997, approximately $151,451 of the net assets of subsidiaries would be permitted to be transferred to Olympus in the form of distributions, dividends and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 1997. The subsidiaries are permitted to pay management fees to Olympus or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

      A subsidiary of Olympus is a co-borrower with an affiliate under a $200,000 credit agreement. The subsidiary is permitted to borrow up to $39,500 of the available credit, none of which was included in subsidiary debt as of December 31, 1996 and 1997. In conjunction with the acquisition of the partnership interests of National, another subsidiary of Olympus assumed the obligation for $118,000 of a $350,000 credit agreement of Hilton Head Communications, L.P. ("Hilton Head"). Each of these subsidiaries is liable for all borrowings under the respective credit agreements, although the lenders have no recourse against Olympus other than against Olympus' interest in and the assets of the respective subsidiaries.

      The amount of borrowings available to Olympus under revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Olympus had commitments from banks for additional borrowings of up to $147,750, which included $10,250 also available to affiliates at December 31, 1997, which expire through 2003. Olympus pays commitment fees of .375% of unused principal.

       Subsidiary debt is due at various dates through 2003. Interest rates are based upon one or more of the following rates at the option of the borrowers: prime rate plus 0% to 1%; certificate of deposit rate plus .875% to 2.25%; or LIBOR rate plus .625% to 2%. At December 31, 1996 and 1997, the weighted average interest rate on subsidiary debt was 7.43% and 7.18%, respectively. Interest is payable quarterly. The rates on 26.9% of Olympus' subsidiary debt were fixed for at least one year through interest rate swap agreements.

      On November 12, 1996, Olympus issued $200,000 of 10 5/8% Senior Notes (the "Senior Notes"). Net proceeds, after payment of transaction costs, of approximately $195,000 were used to reduce amounts outstanding on Olympus' subsidiary debt. Interest is payable semi-annually. The Senior Notes are unsecured and are due November 15, 2006. Olympus may redeem up to $70,000 of the Senior Notes at 110.625% of principal through November 6, 1999. Commencing November 15, 2001, Olympus may redeem the Senior Notes in whole or in part at 105.3125% of principal declining annually to par on November 15, 2004. Holders of the Senior Notes have the right to require Olympus to redeem their Senior Notes at 101% of principal upon a Change of Control (as defined in the Indenture). The Indenture stipulates, among other things, limitations on additional borrowings, payment of dividends or distributions, repurchase of equity interests, transactions with affiliates and the sale of assets.

      Olympus has entered into interest rate swap agreements and interest rate cap agreements with banks and an affiliate to reduce the impact of changes in interest rates on its bank debt and its Senior Notes. Olympus enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Olympus enters into receive-fixed agreements to effectively convert a portion of its fixed-rate Senior Notes to variable-rate debt which is indexed to LIBOR. Interest rate cap agreements are used to reduce the impact of increases in interest rates on variable rate debt. Olympus is exposed to credit loss in the event of nonperformance by the banks and the affiliate. Olympus does not expect any such nonperformance. At December 31, 1996 and 1997, Olympus would have received approximately $2,571 and $615, respectively, to settle its interest rate swap and cap agreements, representing the excess of fair value over carrying cost of these agreements.

      Acquisitions

      On February 28, 1995, Olympus entered into a Liquidation Agreement with the Gans Family ("Gans"), a former Olympus limited partner. Under this Liquidation Agreement, Gans agreed to exchange their redeemable limited partner interests in Olympus for Olympus' investment in Northeast Cable, Inc. Concurrently with the closing of the Liquidation Agreement, ACP Holdings, Olympus, Telesat and certain shareholders of Adelphia entered into an investment agreement (the "Telesat Investment Agreement") whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests of $5, Senior Limited partner ("SLP") interests of $20,000 and $112,500 of newly issued 16.5% preferred limited partner ("PLP") interests.

      Prior to the Telesat Investment Agreement, Olympus had obligations to Adelphia for intercompany advances, redeemable PLP interests, and accrued priority return on redeemable PLP interests. In conjunction with the Telesat Investment Agreement, Adelphia contributed $49,974 of the intercompany advances, $51,101 of the existing redeemable PLP interests and all of the then existing accrued priority return on the redeemable PLP interests to general partners' equity (deficiency). Adelphia then exchanged its remaining redeemable PLP interests for $225,000 of new PLP interests. Also, Senior Debt (as defined in the Telesat Investment Agreement) owed by Olympus to Adelphia of $40,000 remained outstanding after consummation of the Telesat Investment Agreement.

      On March 28, 1996, ACP Holdings, Telesat, Olympus, Adelphia and certain shareholders of Adelphia entered into an agreement which amended certain aspects of the Telesat Investment Agreement and the Olympus Partnership Agreement. The amendment provided for the repayment of certain amounts owed to Telesat totaling $20,000, the release of certain obligations of Telesat to Olympus and the reduction of Telesat's PLP and accrued priority return balances by $20,000. The amendment further provided for a $40,000 distribution to Adelphia as a reduction of its PLP interest and accrued priority return balances. These repayments and distributions were made on March 29, 1996 and were funded through internally generated funds and borrowings by a subsidiary of Olympus.

      On April 3, 1995, Olympus purchased all of the cable and security systems of WB Cable Associates, Ltd., ("WB Cable") serving approximately 44,000 cable and security monitoring subscribers for a purchase price of $82,000. WB Cable provides cable service from one headend and security monitoring services from one location in West Boca Raton, Florida. Of the purchase price, $77,000 was paid in cash and $5,000 was paid in Adelphia Class A Common Stock. The acquisition, which was accounted for under the purchase method of accounting, was financed principally through additional borrowings under an Olympus subsidiaries' credit agreement.

      On January 5, 1996, Olympus acquired all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., ("Leadership Cable") which at the acquisition date served approximately 50,000 cable and security subscribers for a purchase price of $95,800. Leadership Cable provides cable service and security services in and around West Palm Beach, Florida. The purchase price consisted of $40,000 in cash and a $70,000 non-interest bearing discount seller note. This note was recorded at $55,800 at acquisition and accreted to the $70,000 face amount. The acquisition was accounted for under the purchase method of accounting.

      Effective April 1, 1997, Olympus acquired certain cable systems of Tele-Media Company of Southeast Florida, Inc. for an aggregate price of $8,500. These systems served approximately 5,000 subscribers at the date of acquisition located in and around Osceola County, Florida. The acquisition was accounted for under the purchase method of accounting.

      On June 20, 1997, Olympus acquired the Peninsula Cable systems from Booth American Company for an aggregate price of $10,500. These systems served approximately 6,000 subscribers at the date of acquisition located in and around Madeira Beach, Florida. The acquisition was accounted for under the purchase method of accounting.

      Olympus completed the acquisition of all of the partnership interests of National from Hilton Head, an entity controlled by the family of John Rigas (principal shareholder of Adelphia), for a purchase price of approximately $118,000. National provides cable service to approximately 57,000 subscribers in Palm Beach County, Florida and also owns limited partnership interests in Tele-Media Investment Partnership, L.P. ("TMIP"). The acquisition was accounted for under the purchase method of accounting and National's operations were consolidated with Olympus for financial reporting purposes effective as of October 1, 1997.

      On March 2, 1998, Olympus and TMIP entered into a series of agreements to restructure the ownership of TMIP. The restructuring will result in Olympus exchanging its nonconsolidated preferred limited partnership investment in TMIP for 100% ownership of approximately 27,750 subscribers in Palm Beach County, Florida subject to $38,287 in debt and a 75% consolidated general partner interest in TMIP subject to $37,856 in debt. The restructured TMIP will own approximately 40,850 subscribers located principally in Broward County, Florida. Consummation of this transaction is subject to certain closing conditions and regulatory approval.

      Resources

      The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by the Company, or its subsidiaries or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

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

      Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when.

Recent Accounting Pronouncements

      SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a significant effect on Olympus' financial statements or disclosures.

Inflation

      In the three years in the period ended December 31, 1997, the Company believes that inflation did not have a significant effect on its results of operations. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 1997, after giving effect to interest rate hedging agreements, approximately $312,000 of the Company's total debt was subject to floating interest rates.

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

      The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. Olympus cannot predict the effect of the 1996 Act or future rulemaking proceedings or changes to the rate regulations.

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

      The 1996 Act repealed the prohibition on local telephone exchange carriers ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell Telephone Company has been granted permission to convert its video dialtone authorization in Dover Township, New Jersey to an OVS authorization.

      The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

      The Company also competes with DBS service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers. At this time, any impact of DBS competition on the Company's future results is not known or estimable.

Year 2000 Issues

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has recently completed the planning stage of a project that addresses the Year 2000 data processing issues relating to modifications of its mainframe computer applications. Internal and external resources are being used to make the required modifications and perform the necessary tests, all of which is expected to be completed by June 1999. The financial impact of these modifications is not expected to be significant to Olympus' financial statements.

      In addition, the Company has begun communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The consolidated financial statements and related notes thereto and independent auditors report follow.



                                       INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report..................................................................34

Consolidated Balance Sheets, December 31, 1996 and 1997.......................................35

Consolidated Statements of Operations, Years Ended December 31, 1995, 1996 and 1997...........36

Consolidated Statements of Partners' Equity (Deficiency), Years Ended December 31, 1995,
     1996 and 1997............................................................................37

Consolidated Statements of Cash Flows, Years Ended December 31, 1995, 1996 and 1997...........38

Notes to Consolidated Financial Statements....................................................39

INDEPENDENT AUDITORS' REPORT

Olympus Communications, L.P.:

We have audited the accompanying consolidated balance sheets of Olympus Communications, L.P. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, partners' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Olympus Communications, L.P. and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
March 6, 1998

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      December 31,
                                                 -----------------------
                                                    1996        1997
                                                 ---------   ----------

ASSETS:
Cable systems, at cost, net of accumulated
 depreciation and amortization:
Property, plant and equipment                     $225,775     $265,783
Intangible assets                                  350,411      417,559
                                                 ---------    ---------
Total                                              576,186      683,342

Cash and cash equivalents                           26,466        3,554
Subscriber receivables - net                        10,491       12,577
Prepaid expenses and other assets - net             27,078       29,479
                                                 ---------    ---------
Total                                             $640,221     $728,952
                                                 =========    =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Subsidiary debt                                   $309,000     $427,000
Parent debt                                        200,000      200,000
Other debt                                          63,713       46,804
Accounts payable                                    15,122       15,947
Subscriber advance payments and deposits             5,426        7,907
Accrued interest and other liabilities              30,429       25,265
Accrued priority return on preferred limited
partner interests                                   20,476       22,241
Due to affiliates - net                             39,667       55,169
Deferred income taxes                               40,587       40,836
                                                 ---------    ---------
Total liabilities                                  724,420      841,169

Commitments and contingencies (Note 5)

Partners' equity (deficiency):
Limited partners' interests                        407,669      488,398
General partners' equity (deficiency)             (491,868)    (600,615)
                                                 ---------    ---------
Total partners' equity (deficiency)                (84,199)    (112,217)
                                                 ---------    ---------
Total                                             $640,221     $728,952
                                                 =========    =========


                 See notes to consolidated financial statements.


                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                 Year Ended December 31,
                                                        -------------------------------------
                                                             1995        1996      1997
                                                         ----------- ----------- -----------

Revenues                                                    $120,968    $159,870    $176,363
                                                          ----------  ----------  ----------

Operating expenses:
Direct operating and programming                              37,494      48,598      56,905
Selling, general and administrative                           23,912      28,974      32,163
Depreciation and amortization                                 31,953      40,446      43,337
Management fees to managing affiliate                          6,334       8,839       9,566
                                                          ----------  ----------  ----------
Total                                                         99,693     126,857     141,971
                                                          ----------  ----------  ----------

Operating income                                              21,275      33,013      34,392
                                                          ----------  ----------  ----------

Other income (expense):
Interest expense                                             (29,217)    (40,748)    (50,150)
Interest expense - affiliates                                 (7,501)     (6,600)     (6,600)
Gain on sale of assets                                            --          --       1,522
Other (expense) income                                           (15)        401       1,085
                                                          ----------  ----------  ----------
Total                                                        (36,733)    (46,947)    (54,143)
                                                          ----------  ----------  ----------

Loss before income taxes and extraordinary loss              (15,458)    (13,934)    (19,751)
Income tax (expense) benefit                                  (2,824)      2,984         (51)
                                                          ----------  ----------  ----------

Loss before extraordinary loss                               (18,282)    (10,950)    (19,802)
Extraordinary loss on early retirement of debt (net
of income tax benefit of $486)                                (1,109)         --          --
                                                          ----------  ----------  ----------
Net loss                                                     (19,391)    (10,950)    (19,802)

Priority return on preferred and senior limited
partner interests                                            (63,358)    (65,644)    (75,893)
                                                          ----------  ----------  ----------
Net loss of general and limited partners after
priority return                                             $(82,749)   $(76,594)   $(95,695)
                                                          ==========  ==========  ==========
Loss per general and limited partners' unit before
extraordinary loss and after priority return                 $(8,164)    $(7,659)    $(9,570)
Extraordinary loss per general and limited partners'
unit on early retirement of debt                                (111)         --          --
                                                          ----------  ----------  ----------
Net loss per general and limited partners' unit after
priority return                                              $(8,275)    $(7,659)    $(9,570)
                                                          ==========  ==========  ==========

                 See notes to consolidated financial statements.


                                     OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                                                  (Dollars in thousands)
                                                                                              Total
                                                                                             Partners'
                                                                 Limited        General       Equity
                                                                 Partners       Partners   (Deficiency)
                                                             --------------   ------------  ----------

Balance, December 31, 1994                                   $         --     $(494,105)    $(494,105)

Intercompany advances converted to general partners'
equity (deficiency)                                                    --        49,974        49,974
Redeemable preferred limited partner interests converted
to general partners' equity (deficiency)                               --        51,101        51,101
Accrued priority return converted to general partners'
equity (deficiency)                                                    --       142,300       142,300
Excess of obligation for redeemable limited partner
interest over carrying value of investment exchanged
to satisfy such obligation                                             --         4,754         4,754
Excess of ascribed value over historical cost of assets
contributed by Telesat                                                 --       (86,349)      (86,349)
Issuance of preferred limited partner interests                   376,625            --       376,625
Issuance of limited and senior limited partner interests           20,005            --        20,005
Net loss of general and limited partners after priority
return                                                                 --       (82,749)      (82,749)
Capital distribution                                                   --          (100)         (100)
                                                             ------------  ------------  ------------

Balance, December 31, 1995                                        396,630      (415,174)      (18,544)

Net loss of general and limited partners after priority
return                                                                 --       (76,594)      (76,594)
Issuance of preferred limited partner interests                    65,711            --        65,711
Capital distributions                                             (54,672)         (100)      (54,772)
                                                             ------------  ------------  ------------

Balance, December 31, 1996                                        407,669      (491,868)      (84,199)

Net loss of general and limited partners after priority
return                                                                 --       (95,695)      (95,695)
Excess of ascribed value over historical cost of assets
purchased from affiliate                                               --       (22,752)      (22,752)
Issuance of preferred limited partner interests                    80,729            --        80,729
Capital contributions                                                  --         9,800         9,800
Capital distributions                                                  --          (100)         (100)
                                                             ------------  ------------  ------------

Balance, December 31, 1997                                   $    488,398  $   (600,615) $   (112,217)
                                                             ============  ============  ============

                            See notes to consolidated financial statements.

                                OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)


                                                                           Year Ended December 31,
                                                              ------------------------------------------
                                                                     1995          1996         1997
                                                               ------------- ------------- -------------
Cash flows from operating activities:
  Net loss                                                     $    (19,391) $    (10,950) $    (19,802)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation                                                         22,593        25,507        25,535
Amortization                                                          9,360        14,939        17,802
Extraordinary loss on debt retirement (net of
income tax benefit)                                                   1,109            --            --
Gain on sale of assets                                                   --            --        (1,522)
Accretion of non-interest bearing note                                   --         6,207         7,993
Deferred taxes, net of effects of acquisitions                        2,824        (2,965)           82
Changes in operating assets and liabilities, net of effects
 of acquisitions:
Subscriber receivables                                               (1,026)       (2,653)       (1,174)
Prepaid expenses and other assets                                    (2,505)      (16,318)       (3,596)
Accounts payable                                                      2,729           861           (53)
Subscriber advance payments and deposits                                581         1,469         1,733
Accrued interest and other liabilities                               (8,113)       17,314        (5,693)
                                                               ------------  ------------  ------------
Net cash provided by operating activities                             8,161        33,411        21,305
                                                               ------------  ------------  ------------

Cash flows from investing activities:
Business acquisitions, net of cash acquired                         (85,853)      (42,327)      (15,909)
Expenditures for property, plant and equipment                      (21,498)      (28,117)      (37,867)
Proceeds from sale of assets                                             --            --         1,955
                                                               ------------  ------------  ------------
Net cash used for investing activities                             (107,351)      (70,444)      (51,821)
                                                               ------------  ------------  ------------

Cash flows from financing activities:
Proceeds from debt                                                  438,000       324,500        15,000
Repayments of debt                                                 (336,094)     (235,018)      (40,541)
Costs associated with debt financing                                 (4,872)       (6,215)           --
Payments of priority returns                                        (37,341)      (64,438)      (74,129)
Amounts advanced from affiliates                                     32,724         1,054        16,845
Issuance of preferred limited partner interests                      39,125        65,711        80,729
Capital contributions                                                    --            --         9,800
Capital distributions                                                  (100)      (54,772)         (100)
                                                               ------------  ------------  ------------
Net cash provided by financing activities                           131,442        30,822         7,604
                                                               ------------  ------------  ------------

Increase (decrease) in cash and cash equivalents                     32,252        (6,211)      (22,912)

Cash and cash equivalents, beginning of year                            425        32,677        26,466
                                                               ------------  ------------  ------------

Cash and cash equivalents, end of year                         $     32,677  $     26,466  $      3,554
                                                               ============  ============  ============

Supplemental disclosure of cash flow activity-
cash payments for interest                                     $     38,057  $     38,283  $     49,707
                                                               ============  ============  ============

                              See notes to consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)



1. The Partnership and Basis of Presentation:

      Olympus Communications, L.P. and subsidiaries ("Olympus") is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by ACP Holdings, Inc., ("ACP Holdings"), a wholly-owned subsidiary of Adelphia Communications Corporation ("Adelphia") and managing general partner of Olympus. The remaining 50% of the voting interests are held by various Telesat entities ("Telesat") which are wholly-owned subsidiaries of FPL Group, Inc. ("FPL"). Olympus' operations consist primarily of selling video programming which is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables.

      The consolidated financial statements include the accounts of Olympus and its substantially wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      On February 28, 1995, Olympus entered into a Liquidation Agreement with the Gans Family ("Gans"), an Olympus limited partner. Under this Liquidation Agreement, Gans agreed to exchange their redeemable limited partner interests in Olympus for Olympus' investment in Northeast Cable, Inc. Concurrently with the closing of the Liquidation Agreement, ACP Holdings, Olympus, Telesat and certain shareholders of Adelphia entered into an investment agreement (the "Telesat Investment Agreement") whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests of $5, Senior Limited partner ("SLP") interests of $20,000 and $112,500 of newly issued 16.5% preferred limited partner ("PLP") interests.

      Prior to the Telesat Investment Agreement, Olympus had obligations to Adelphia for intercompany advances, redeemable PLP interests, and accrued priority return on redeemable PLP interests. In conjunction with the Telesat Investment Agreement, Adelphia contributed $49,974 of the intercompany advances, $51,101 of the existing redeemable PLP interests and all of the then existing accrued priority return on the redeemable PLP interests to general partners' equity (deficiency). Adelphia then exchanged its remaining redeemable PLP interests for $225,000 of new PLP interests. Also, Senior Debt (as defined in the Telesat Investment Agreement) owed by Olympus to Adelphia of $40,000 remained outstanding after consummation of the Telesat Investment Agreement.

      On March 28, 1996, ACP Holdings, Telesat, Olympus, Adelphia and certain shareholders of Adelphia entered into an agreement which amended certain aspects of the Telesat Investment Agreement and the Olympus Partnership Agreement. The amendment provided for the repayment of certain amounts owed to Telesat totaling $20,000, the release of certain obligations of Telesat to Olympus and the reduction of Telesat's PLP and accrued priority return balances by $20,000. The amendment further provided for a $40,000 distribution to Adelphia as a reduction of its PLP interest and accrued priority return balances. These repayments and distributions were made on March 29, 1996 and were funded through internally generated funds and borrowings by a subsidiary of Olympus.

      On April 3, 1995, Olympus purchased all of the cable and security systems of WB Cable Associates, Ltd. ("WB Cable"), serving approximately 44,000 cable and security monitoring subscribers, for a purchase price of $82,000. WB Cable provides cable service from one headend and security monitoring services from one location in West Boca Raton, Florida. Of the purchase price, $77,000 was paid in cash and $5,000 was paid in Adelphia Class A Common Stock. The acquisition, which was accounted for under the purchase method of accounting, was financed principally through additional borrowings under an Olympus subsidiary credit agreement (see Note 3).

      On January 5, 1996, Olympus acquired all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc. ("Leadership Cable"), which at the acquisition date served approximately 50,000 cable and security subscribers, for a purchase price of $95,800. Leadership Cable provides cable service and security services in and around West Palm Beach, Florida. The purchase price consisted of $40,000 in cash and a $70,000 non-interest bearing discount seller note. This note was recorded at $55,800 at acquisition and accreted to the $70,000 face amount (see Note 3). The acquisition was accounted for under the purchase method of accounting.

      Effective April 1, 1997, Olympus acquired certain cable systems of Tele-Media Company of Southeast Florida, Inc. for an aggregate price of $8,500. These systems served approximately 5,000 subscribers at the date of acquisition located in and around Osceola County, Florida. The acquisition was accounted for under the purchase method of accounting.

      On June 20, 1997, Olympus acquired the Peninsula Cable systems from Booth American Company for an aggregate price of $10,500. These systems served approximately 6,000 subscribers at the date of acquisition located in and around Madeira Beach, Florida. The acquisition was accounted for under the purchase method of accounting.

      Olympus completed the acquisition of all of the partnership interests of National Cable Acquisition Associates, L.P. ("National") from Hilton Head Communications, L.P. ("Hilton Head"), an entity controlled by the family of John Rigas (principal shareholder of Adelphia), for a purchase price of approximately $118,000. National provides cable service to approximately 57,000 subscribers in Palm Beach County, Florida and also owns limited partnership interests in Tele-Media Investment Partnership, L.P. ("TMIP"). The acquisition was accounted for under the purchase method of accounting and National's operations were consolidated with Olympus for financial reporting purposes effective as of October 1, 1997. The purchase price was paid through the assumption of liabilities.

      The following unaudited financial information assumes that all of the aforementioned contribution/acquisition transactions had occurred on January 1, 1995.

                                                           Year Ended December 31,
                                                    ---------------------------------------
                                                        1995          1996          1997
                                                     ----------    -----------   ----------
Revenues                                              $165,558      $180,899      $191,290
Loss before extraordinary loss and priority return
 on preferred and senior limited partner interests     (34,601)      (17,153)      (24,688)
Net loss of general and limited partners after
 priority return                                       (99,946)      (82,798)     (100,582)
Net loss per general and limited partners' unit
 after priority return                                  (9,995)       (8,280)      (10,058)

2. Summary of Significant Accounting Policies:
Subscriber Revenues

      Subscriber revenues are recorded in the month the service is provided.

Subscriber Receivables

      An allowance for doubtful accounts of $612 and $622 is recorded as a reduction of subscriber receivables at December 31, 1996 and 1997, respectively.

Programming Expense

      Adelphia allocates charges from programmers to affiliates (including Olympus) based on the number of subscribers to each programming service.

Property, Plant and Equipment

      Property, plant and equipment are comprised of the following:


                                                 December 31,
                                       -------------------------------
                                              1996           1997
                                        --------------  -------------

Operating plant and equipment                 $315,610       $366,104
Real estate and improvements                     4,592          5,786
Support equipment                                6,104          7,874
Construction in progress                        16,057         28,816
                                         -------------  -------------
                                               342,363        408,580
Accumulated depreciation                      (116,588)      (142,797)
                                         -------------  -------------
                                              $225,775       $265,783
                                         =============  =============

      Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost, which includes amounts for material, applicable labor, and interest. Olympus capitalized interest amounting to $346 for each of the years ended December 31, 1996 and 1997, respectively.

Intangible Assets

      Intangible assets, net of accumulated amortization, are comprised of the following:




                                                 December 31,
                                       -------------------------------
                                              1996           1997
                                        --------------  -------------

Purchased franchises                          $306,770       $360,188
Purchased subscriber lists                      25,950         36,032
Goodwill                                        17,691         21,339
                                         -------------  -------------
                                              $350,411       $417,559
                                         =============  =============


      A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over periods which range from 34 to 40 years. Purchased subscriber lists are amortized on the straight-line method over the average periods that the listed subscribers are expected to receive service from the date of acquisition, which range from 7 to 10 years. Accumulated amortization of intangible assets amounted to $91,165 and $125,178 at December 31, 1996 and 1997, respectively.

Other Assets

      The unamortized amount of deferred debt financing costs included in prepaid expenses and other assets was $10,403 and $9,450 at December 31, 1996 and 1997, respectively. Such costs are amortized over the term of the related debt.

      At December 31, 1997, prepaid expenses and other assets also includes the Company's limited partnership investment in TMIP of $14,310. Income of $906 from this investment is included in revenues for the year ended December 31, 1997.

Asset Impairments

      Olympus periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

Noncash Financing and Investing Activities

      Capital leases entered into during 1995, 1996 and 1997 totaled $341, $1,147 and $415, respectively. Business acquisitions include the acquisition of National which was paid for through the assumption of liabilities (see Note 1). Reference is made to Notes 1 and 4 for descriptions of additional noncash financing activities.

Net Loss Per General and Limited Partners' Unit After Priority Return

      Net loss per general and limited partners' unit after priority return is based upon the weighted average number of general and limited partner units outstanding of 10.0 for all periods presented.

Cash and Cash Equivalents

      Olympus considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Derivative Financial Instruments

      Net settlement amounts under interest rate swap agreements are recorded as adjustments to interest expense during the period incurred.

Franchise Expense

      The typical term of the Company's franchise agreements upon renewal is 10 years. Franchise fees range from 3% to 5% of subscriber revenue and are expensed currently.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

      SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a significant effect on Olympus' financial statements or disclosures.


3. Debt:

Subsidiary Debt

      Subsidiary debt is comprised of amounts due under credit agreements with banks.

      The amount of borrowings available to Olympus under revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Olympus had commitments from banks for additional borrowings of up to $147,750, which included $10,250 also available to affiliates at December 31, 1997, which expire through 2003. Olympus pays commitment fees of .375% of unused principal.

      Borrowings under these credit arrangements of subsidiaries are collateralized by substantially all of the assets of the respective subsidiaries. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Management believes that the borrowers were in compliance with the agreements' covenants at December 31, 1997. At December 31, 1997, approximately $151,451 of the net assets of subsidiaries would be permitted to be transferred to Olympus in the form of distributions, dividends and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 1997. The subsidiaries are permitted to pay management fees to Olympus or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

      A subsidiary of Olympus is a co-borrower with an affiliate under a $200,000 credit agreement. The subsidiary is permitted to borrow up to $39,500 of the available credit, none of which was included in subsidiary debt as of December 31, 1996 and 1997. In conjunction with the acquisition of the partnership interests of National, another subsidiary of Olympus assumed the obligation for $118,000 of a $350,000 credit agreement of Hilton Head. Each of these subsidiaries is liable for all borrowings under the respective credit agreements, although the lenders have no recourse against Olympus other than against Olympus' interest in the respective subsidiaries.

       Subsidiary debt is due at various dates through 2003. Interest rates are based upon one or more of the following rates at the option of the borrowers: prime rate plus 0% to 1%; certificate of deposit rate plus .875% to 2.25%; or LIBOR rate plus .625% to 2%. At December 31, 1996 and 1997, the weighted average interest rate on subsidiary debt was 7.43% and 7.18%, respectively. Interest is payable quarterly. The rates on 26.9% of Olympus' subsidiary debt were fixed for at least one year through interest rate swap agreements.

      Initial borrowings under one of the revolving credit facilities were used to repay then existing notes payable to banks and accrued interest on May 12, 1995. An extraordinary loss on early retirement of debt of $1,109, net of income tax benefit of $486, was recognized for the year ended December 31, 1995, which represents the unamortized deferred financing costs related to such notes at the date of refinancing.

Parent Debt

      On November 12, 1996, Olympus issued $200,000 of 10 5/8% Senior Notes (the "Senior Notes"). Net proceeds, after payment of transaction costs, of approximately $195,000 were used to reduce amounts outstanding on Olympus' subsidiary debt. Interest is payable semi-annually. The Senior Notes are unsecured and are due November 15, 2006. Olympus may redeem up to $70,000 of the Senior Notes at 110.625% of principal through November 6, 1999. Commencing November 15, 2001, Olympus may redeem the Senior Notes in whole or in part at 105.3125% of principal declining annually to par on November 15, 2004. Holders of the Senior Notes have the right to require Olympus to redeem their Senior Notes at 101% of principal upon a Change of Control (as defined in the Indenture). The Indenture stipulates, among other things, limitations on additional borrowings, payment of dividends or distributions, repurchase of equity interests, transactions with affiliates and the sale of assets.

Other Debt

      As of December 31, 1996 and 1997, other debt consists, in part, of purchase money indebtedness and capital leases incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is based on the Federal Funds rate plus 1.4% and is adjusted monthly based on changes in the Federal Funds rate. As of December 31, 1996 and 1997, other debt also includes $62,007 and $45,000 regarding the seller note discussed in Note 1. On January 2, 1998, $43,000 was paid and the remaining $2,000 balance is due on December 30, 1998.

      The following table sets forth the mandatory reductions in principal under all agreements for indebtedness at December 31 of each of the next five years based on amounts outstanding at December 31, 1997:

    December 31, 1998                        $   56,002
    December 31, 1999                            19,764
    December 31, 2000                            60,740
    December 31, 2001                           105,285
    December 31, 2002                           121,579


      Olympus intends to fund its debt maturities through borrowings under new credit agreements and internally generated funds. Changing conditions in the financial markets may have an impact on how Olympus will refinance its debt in the future.

Interest Rate Swaps and Caps

      Olympus has entered into interest rate swap agreements and interest rate cap agreements with banks and an affiliate (see Note 9) to reduce the impact of changes in interest rates on its bank debt and its Senior Notes. Olympus enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Olympus enters into receive-fixed agreements to effectively convert a portion of its fixed-rate Senior Notes to variable-rate debt which is indexed to LIBOR. Interest rate cap agreements are used to reduce the impact of increases in interest rates on variable rate debt. Olympus is exposed to credit loss in the event of nonperformance by the banks and the affiliate. Olympus does not expect any such nonperformance.

      The following table summarizes the notional amounts outstanding and weighted average interest rate data for all swaps and caps which expire 1998 through 2000.

                                                    December 31,
                                                1996           1997
Pay Fixed Swaps:
Notional amount                               $115,000       $115,000
Average receive rate                              5.64%          5.85%
Average pay rate                                  6.54%          6.54%

Receive Fixed Swaps:
Notional amount                               $140,000       $140,000
Average receive rate                              7.58%          7.58%
Average pay rate                                  5.55%          5.83%

Interest Rate Caps:
Notional amount                                $75,000        $75,000
Average cap rate                                  7.50%          7.50%



4. Limited Partners' Interests and General Partners' Equity (Deficiency):

 16.5% Redeemable PLP Interests

      The redeemable PLP interests issued to Adelphia, totaling $276,101 at December 31, 1994, were nonvoting, senior to claims represented by other partner interests and provided for a priority return of 16.5% per annum (payable quarterly). In the event that any priority return was not paid when due, such unpaid amounts accrued additional return at a rate of 18.5% per annum. As a result of the February 28, 1995 Telesat Investment Agreement (see Note 1), $225,000 of the redeemable PLP interests were converted to new PLP interests as described below, and $51,101 of the redeemable PLP interests and $142,300 of the unpaid priority return were converted to general partners' equity (deficiency).

Redeemable Limited Partner Interests

      As a result of the Liquidation Agreement entered into on February 28, 1995 between Gans and Olympus, Gans exchanged their redeemable limited partnership interest in Olympus for Olympus' investment in Northeast Cable, Inc. (see Note
1).

Preferred, Senior, Limited and General Partnership Interests

      On February 28, 1995, as a result of the Telesat Investment Agreement (as described in Note 1), $337,500 of new Preferred Limited Partner interests, $20,000 of Senior Limited Partner interests and $5 of Limited Partner interests were issued to Adelphia and Telesat as summarized in the table below.

                                              Adelphia       Telesat        Total
                                            ------------- ------------- -------------
16.5% Preferred Limited Partner Interests        $225,000      $112,500      $337,500
16.5% Senior Limited Partner Interests                 --        20,000        20,000
General and Limited Partner Interests                  --             5             5
                                             ------------  ------------  ------------
Total                                            $225,000      $132,505      $357,505
                                             ============  ============  ============


      In addition, on various dates during the years ended December 31, 1995, 1996 and 1997, additional Preferred Limited Partner interests were issued for cash of $39,125, $65,711 and $80,729, respectively.

      The Preferred Limited Partner interests are nonvoting, do not participate in the profits and losses of Olympus and provide for a priority return of 16.5% per annum (payable quarterly). In the event that any priority return is not paid when due, such unpaid amounts accrue additional return at a rate of 16.5% per annum.

      The Senior Limited Partner interests held by Telesat are nonvoting, senior to claims represented by all other partner interests and provide for a priority return of 16.5% per annum (payable quarterly). In the event that any priority return is not paid when due, such unpaid amounts accrue additional return at a rate of 16.5% per annum.

Allocation of Profits, Losses and Distributions

      On and after February 28, 1995, profits and losses of Olympus for income tax purposes are allocated 99% to the limited partner of Olympus and 1% to the managing general partner of Olympus until the aggregate profits allocated to the limited partner equals the aggregate losses allocated to the limited partner, at which time the managing general partner receives two-thirds, and the limited partner of Olympus receives one-third of the net income and losses of Olympus. As specified in the partnership agreement, allocations will be made in the following order to the holders of the: (i) Senior Limited Partner Interests;
(ii) Special Limited Partner Interests, if any; and (iii) Preferred Limited Partner Interests. Such allocations will equal a return of their capital plus 16.5% per annum priority return less any priority return previously paid. After such allocations, distributions by Olympus will be made in the following order:
(i) 99% of any remaining amount will be distributed two-thirds to the managing general partner and any partner holding voting units acquired directly or indirectly from the managing partner, pro rata, and one-third to partners holding the remaining voting units; and (ii) thereafter pro rata to all partners holding voting units. At December 31, 1997, 10 voting units were outstanding of which five were held by ACP Holdings, the managing general partner, and five were held by Telesat, the general and limited partners.


5. Commitments and Contingencies:

      Olympus rents office space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,379, $1,495 and $1,614 for 1995, 1996 and 1997, respectively.

      In connection with certain obligations under existing franchise agreements, Olympus obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Olympus has fulfilled all of its obligations such that no payments under surety bonds have been required.

      Through July 26, 1996, Olympus had a program to self insure for casualty and business interruption insurance. This program was part of an aggregate agreement between Olympus and its subsidiaries in which Olympus provided insurance for casualty and business interruption claims of up to $10,000 and $20,000 per claim, respectively, for each subsidiary. Effective July 26, 1996, Olympus is insured by an outside party for casualty and business interruption.

      The cable television industry and Olympus are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, the FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Several amendments to the rate regulations have subsequently been added.

      The FCC has adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Telecommunications Act of 1996 (the "1996 Act") deregulates the rates for cable programming services on March 31, 1999. Olympus cannot predict the effect of the 1996 Act on future rulemaking proceedings or changes to the rate regulations.


6. Employee Benefit Plans:

      Olympus participates in an Adelphia savings plan (401(k)) which provides that eligible full-time employees may contribute from 2% to 20% of their pre-tax compensation subject to certain limitations. Olympus matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During the years ended 1995, 1996 and 1997 no significant matching contributions were made by Olympus.


7. Taxes on Income:

      Certain wholly-owned subsidiaries of Olympus are corporations that file separate federal and state income tax returns. At December 31, 1997, these subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $185,500 expiring through 2012. The partnership investments of Olympus are tax entities in which the filing of returns and related tax liabilities are the responsibility of the individual owners.

      Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

      The tax effects of significant items comprising Olympus' net deferred tax liability as of December 31, 1996 and 1997 are as follows:



                                                      December 31,
                                             ---------------------------
                                                    1996        1997
                                              ------------ ------------
Deferred tax liabilities:
Differences between book and tax basis of
 property, plant and equipment and intangible
 assets                                            $91,703      $90,777
                                               -----------  -----------

Deferred tax assets:
Operating loss carryforwards                        71,145       71,391
Other                                                   47          123
Valuation allowance                                (20,076)     (21,573)
                                               -----------  -----------

Subtotal                                            51,116       49,941
                                               -----------  -----------

Net deferred tax liability                         $40,587      $40,836
                                               ===========  ===========


      The net change in the valuation allowance for the year ended December 31, 1997 was an increase of $1,497.

      The income tax (expense) benefit for the years ended December 31, 1995, 1996 and 1997 is as follows:




                            Year Ended December 31,
                  -------------------------------------------
                          1995        1996          1997
                   -------------- ------------ -------------

Federal:
Current             $         --   $        19  $         --
Deferred                  (2,184)        2,386           (46)

State:
Current                       --            --            31
Deferred                    (640)          579           (36)
                    ------------  ------------  ------------
                     $    (2,824) $     $2,984  $        (51)
                    ============  ============  ============


      Reconciliations between the statutory federal income tax rate and Olympus' effective income tax rate as a percentage of loss before income taxes and extraordinary loss are as follows:



                                                        Year Ended
                                                        December 31,
                                            --------------------------------
                                                1995       1996     1997
                                             ---------- --------- ---------

Statutory federal income tax rate                  (35%)     (35%)     (35%)
Change in valuation allowance                       (5%)      26%        8%
Operating losses passed through
to partners                                         54%       (9%)      27%
State taxes, net of federal benefit                  4%       (3%)      - %
                                              --------  --------  --------
Effective income tax rate                           18%      (21%)      - %
                                              ========  ========  ========

8. Disclosures about Fair Value of Financial Instruments:

      Included in Olympus' financial instrument portfolio are cash, notes payable to banks, Senior Notes and interest rate swaps and caps. The carrying values of the notes payable to banks approximate their fair values at December 31, 1997. The fair value of the Senior Notes exceeded their carrying cost by $0 and $22,000 at December 31, 1996 and 1997, respectively. At December 31, 1996 and 1997 Olympus would have received approximately $2,571 and $615, respectively, to settle its interest rate swap and cap agreements, representing the excess of fair value over carrying cost of these agreements. The fair values of the debt and interest rate swaps and caps were based upon quoted market prices of similar instruments or on rates available to Olympus for instruments of the same remaining maturities.


9. Transactions with Related Parties:

      Olympus has an agreement with a subsidiary of Adelphia which provides for the payment of management fees by Olympus. The amount and payment of these fees is subject to restrictions contained in the partnership agreements. During the year ended December 31, 1995, Olympus paid Adelphia a fee totaling $646 in connection with the acquisition of Leadership Cable.

      Olympus has periodically received funds from and advanced funds to Adelphia and other affiliates. Olympus was charged $7,501, $6,600 and $6,600 of interest on such net payables for 1995, 1996 and 1997, respectively.

      At December 31, 1997, Olympus had interest rate swaps with an affiliate for a notional amount of $140,000 for Receive Fixed Swaps. These swaps expire at various dates in 1998. The net effect of these interest rate swaps was to decrease interest expense by $244, $2,554 and $2,308 in 1995, 1996 and 1997, respectively.

      Effective October 1, 1997, Olympus completed the acquisition of all of the partnership interests of National from Hilton Head Communications, L.P., an entity controlled by the family of John Rigas (principal shareholder of Adelphia), for a purchase price of approximately $118,000 (see Note 1).

10. Quarterly Financial Data (unaudited):

      The following tables summarize the financial results of Olympus for each of the quarters in the years ended December 31, 1996 and 1997:


                                                                  Three Months Ended
                                                 --------------------------------------------------
                                                    March 31    June 30  September 30  December 31
                                                  ----------- ----------- ----------- -------------
Year ended December 31, 1996:

Revenues                                              $39,088     $39,336     $40,180       $41,266
                                                   ----------  ----------  ----------  ------------

Operating expenses:
Direct operating and programming                       12,402      11,582      11,943        12,671
Selling, general and administrative                     7,145       6,753       7,032         8,044
Depreciation and amortization                           9,573      10,028      10,409        10,436
Management fees to managing affiliate                   2,009       2,100       2,263         2,467
                                                   ----------  ----------  ----------  ------------
Total                                                  31,129      30,463      31,647        33,618
                                                   ----------  ----------  ----------  ------------

Operating income                                        7,959       8,873       8,533         7,648
                                                   ----------  ----------  ----------  ------------

Other income (expense):
Interest expense                                       (9,460)    (10,929)     (9,612)      (10,747)
Interest expense - affiliates                          (1,650)     (1,650)     (1,650)       (1,650)
Other income (expense)                                    122          (5)         46           238
                                                   ----------  ----------  ----------  ------------
Total                                                 (10,988)    (12,584)    (11,216)      (12,159)
                                                   ----------  ----------  ----------  ------------

Loss before income taxes                               (3,029)     (3,711)     (2,683)       (4,511)
Income tax benefit                                        610         598         412         1,364
                                                   ----------  ----------  ----------  ------------

Net loss                                               (2,419)     (3,113)     (2,271)       (3,147)

Priority return on preferred and senior limited
partner interests                                     (17,222)    (15,550)    (16,235)      (16,637)
                                                   ----------  ----------  ----------  ------------
Net loss of general and limited partners after
priority return                                      $(19,641)   $(18,663)   $(18,506)     $(19,784)
                                                   ==========  ==========  ==========  ============
Net loss per general and limited partners' unit
after priority return                                 $(1,964)    $(1,866)    $(1,851)      $(1,978)
                                                   ==========  ==========  ==========  ============




                                                                  Three Months Ended
                                                 --------------------------------------------------
                                                    March 31    June 30  September 30  December 31
                                                  ----------- ----------- ----------- -------------
Year ended December 31, 1997:

Revenues                                              $41,411     $42,173     $43,235       $49,544
                                                   ----------  ----------  ----------  ------------

Operating expenses:
Direct operating and programming                       13,869      13,912      13,604        15,520
Selling, general and administrative                     7,511       7,545       7,976         9,131
Depreciation and amortization                           9,939       9,982      10,579        12,837
Management fees to managing affiliate                   2,357       2,390       2,261         2,558
                                                   ----------  ----------  ----------  ------------
Total                                                  33,676      33,829      34,420        40,046
                                                   ----------  ----------  ----------  ------------

Operating income                                        7,735       8,344       8,815         9,498
                                                   ----------  ----------  ----------  ------------

Other income (expense):
Interest expense                                      (11,434)    (11,538)    (12,506)      (14,672)
Interest expense - affiliates                          (1,650)     (1,650)     (1,650)       (1,650)
Gain on sale of assets                                     --          --          --         1,522
Other (expense) income                                    (44)        181         252           696
                                                   ----------  ----------  ----------  ------------
Total                                                 (13,128)    (13,007)    (13,904)      (14,104)
                                                   ----------  ----------  ----------  ------------

Loss before income taxes                               (5,393)     (4,663)     (5,089)       (4,606)
Income tax benefit (expense)                               75          50          --          (176)
                                                   ----------  ----------  ----------  ------------

Net loss                                               (5,318)     (4,613)     (5,089)       (4,782)

Priority return on preferred and senior limited
partner interests                                     (18,006)    (18,473)    (19,284)      (20,130)
                                                   ----------  ----------  ----------  ------------
Net loss of general and limited partners after
priority return                                      $(23,324)   $(23,086)   $(24,373)     $(24,912)
                                                   ==========  ==========  ==========  ============
Net loss per general and limited partners' unit
after priority return                                 $(2,332)    $(2,309)    $(2,437)      $(2,492)
                                                   ==========  ==========  ==========  ============

11.  Subsequent Events:

      On March 2, 1998, Olympus and TMIP entered into a series of agreements to restructure the ownership of TMIP. The restructuring will result in Olympus exchanging its nonconsolidated preferred limited partnership investment in TMIP for 100% ownership of approximately 27,750 subscribers in Palm Beach County, Florida subject to $38,287 in debt and a 75% consolidated general partner interest in TMIP subject to $37,856 in debt. The restructured TMIP will own approximately 40,850 subscribers located principally in Broward County, Florida. Consummation of this transaction is subject to certain closing conditions and regulatory approval.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE
      Not applicable.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers of the Registrant

      The directors and executive officers of the Adelphia subsidiary which is the managing general partner of the Company, ACP Holdings, Inc. ("ACP Holdings"), and members of the Operating Committee of the Company ("OC") are:


Name                                        Age      Position
John J. Rigas.........................       73      Chairman and Director of
                                                      ACP Holdings
Michael J. Rigas......................       44      Executive Vice President
                                                      and Director of ACP
                                                      Holdings
Timothy J. Rigas......................       41      Executive Vice President,
                                                      Treasurer and Director of
                                                      ACP Holdings and member
                                                      of OC
James P. Rigas........................       40      Executive Vice President
                                                      and Director of ACP
                                                      Holdings
Daniel R. Milliard....................       50      Senior Vice President,
                                                      Secretary and Director of
                                                      ACP Holdings
James R. Brown........................       35      Vice President of ACP
                                                      Holdings
Leslie J. Gelber......................       41      Member of OC


      John J. Rigas is Chairman of ACP Holdings and is the founder, Chairman, Chief Executive Officer and President of Adelphia. Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bank Corp., Inc., Coudersport, Pennsylvania and a member of the Board of Directors of the Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a member of its Pioneer Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the board of directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

      John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of ACP Holdings.

      Michael J. Rigas is an Executive Vice President of ACP Holdings, Executive Vice President, Operations of Adelphia and a Vice President of Adelphia's other subsidiaries. He has been with Adelphia since 1981, and with ACP Holdings since its inception in 1989. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his J.D. degree from Harvard Law School in 1979.

      Timothy J. Rigas is an Executive Vice President and Treasurer of ACP Holdings, Executive Vice President, Chief Financial Officer and Treasurer of Adelphia, and a Vice President of Adelphia's other subsidiaries. He has been with Adelphia since 1979, and with ACP Holdings since its inception in 1989. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

      James P. Rigas is an Executive Vice President of ACP Holdings, Executive Vice President, Strategic Planning of Adelphia and a Vice President of Adelphia's other subsidiaries. He has been with Adelphia since 1986, and with ACP Holdings since its inception in 1989. Mr. Rigas graduated from Harvard

University (magna cum laude) in 1980 and received a J.D. degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

      Daniel R. Milliard is Senior Vice President and Secretary of ACP Holdings, President and Secretary of Hyperion, a majority owned subsidiary of Adelphia, and Senior Vice President and Secretary of Adelphia and its subsidiaries. He has been with Adelphia since 1982. He served as outside general counsel to Adelphia's predecessors from 1979 to 1982, and with ACP Holdings since its inception in 1989. Mr. Milliard graduated from American University in 1970 with a B.S. degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-1973, and received a Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a director of Citizens Bank Corp., Inc. in Coudersport, Pennsylvania and is President of the Board of Directors of the Charles Cole Memorial Hospital.

      James R. Brown is Vice President of ACP Holdings and Vice President of Finance of Adelphia and its other subsidiaries. He has been with Adelphia since 1984. Mr. Brown graduated with a B.S. degree in Industrial and Management Engineering from Rensselaer Polytechnic Institute in 1984.

      Leslie J. Gelber is a member of the Company's Operating Committee. Additionally, he is Senior Vice President of FPL Energy, Inc., a wholly-owned subsidiary of FPL Group Inc. He served as Chairman of Telesat Cablevision, Inc. from 1991 until its contribution to the Company in 1995. He has been with FPL Group since 1978. Mr. Gelber graduated from Alfred University in New York in 1977 with a B.S. degree in Economics. He received an M.B.A. degree in Business Administration from the University of Miami in 1978.

      The Partnership Agreement of the Company establishes an Operating Committee which is comprised equally of members designated by ACP Holdings, and FPL Group. The Operating Committee meets quarterly to review the business and operations of the Company. In addition, the Operating Committee reviews and evaluates the historic operating performance of the Company against its budget and the historic operating performance of the System under its management agreements.


ITEM 11.  EXECUTIVE COMPENSATION

      Neither the Company nor ACP Holdings has any employment contracts in effect with the executive officers of ACP Holdings, including any compensatory plans or arrangements resulting from the resignation, retirement or other termination of such executive officers of ACP Holdings. Each of the executive officers of ACP Holdings is an executive officer of Adelphia. As executive officers of Adelphia, such individuals are parties to employment contracts with Adelphia and are compensated by Adelphia in accordance with the decisions of the Compensation Committee of the Board of Directors of Adelphia. Pursuant to the Partnership Agreement, the Company pays Adelphia a management fee representing an allocation of the corporate overhead of Adelphia which includes a portion for executive salaries.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      ACP Holdings serves as the managing general partner of the Company and holds voting general partnership interests representing 50% of the voting interests of the Company. FPL Group through subsidiaries holds general and limited partnership interests representing the remaining 50% of the voting interests. Adelphia and FPL Group also held through their subsidiaries, as of December 31, 1997, $312.3 million Preferred Limited Partner ("PLP") interests and $156.1 million PLP interests, respectively, which provide for a 16.5% per annum priority return, and $55.2 million and $20.0 million in indebtedness and Senior Limited Partnership ("SLP") interests in the Company, respectively. The address of Adelphia and the Company is Main at Water Street, Coudersport, Pennsylvania 16915. The telephone number for both is 814-274-9830. The address of FPL Group, Cable GP, Inc. and Cable LP III, Inc. is 11760 Highway 1, Suite 600, North Palm Beach, Florida, 33408.

The Partnership Agreement

      The Company is a limited partnership formed under the laws of the state of Delaware. The following summary of certain of the terms of the Second Amended and Restated Limited Partnership Agreement dated as of February 28, 1995, as amended by amendments dated as of September 1, 1995, March 29, 1996 and June 27, 1996 (the "Partnership Agreement") is qualified in its entirety by the Partnership Agreement, copies of which are available upon request therefor from the Company. Terms used in this summary and not otherwise defined shall have the meaning ascribed thereto in the Partnership Agreement.

      The Company was formed for the general purpose of engaging in the media, telecommunications and communications business including, without limitation, the acquisition of cable television systems and interests engaged therein, the competitive access/alternate access business, electronic security monitoring and any other activity necessary, appropriate, desirable or incidental thereto, subject to obtaining Partner consents, if any, required under the terms of the Partnership Agreement. An objective and the intent of the Company and its Partners, through themselves and through the Company and their respective parent entities and affiliates is to seek, explore, identify and promote areas of potential further joint venturing, cooperation, investment, strategic alliance and enterprise among the Partners with respect to the media, telecommunications and communications business, including without limitation potential areas such as personal communication services, alternate access and other telephone services, and fiber optics applications generally, subject to obtaining Partner consents, if any, required under the terms of the Partnership Agreement.

      ACP Holdings is the Managing General Partner and a Preferred Limited Partner of the Company. The Partnership Agreement provides that the Managing General Partner shall own at least fifty percent of the aggregate general and limited partnership voting interests ("Units") of the Company. ACP Holdings is also a Preferred Limited Partner of the Company holding non-voting PLP. In the aggregate, ACP Holdings owns 50% of the Units. Cable GP, Inc., which is beneficially owned by FPL Group, is a General Partner of the Company and Cable LP III, Inc., which is also beneficially owned by FPL Group, is a Limited Partner, a non-voting Senior Limited Partner and a Preferred Limited Partner of the Company holding non-voting PLP. In the aggregate, these FPL Group companies own 50% of the Units.

      The Managing General Partner has the sole right to manage and control the affairs of the Company and its direct affiliates and is authorized and empowered to carry out and implement any and all of the purposes of the Company pursuant to the terms of the Partnership Agreement. The Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based generally upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. The Company is entitled to receive the benefits (on an average cost basis) of any programming or purchasing agreements available to Adelphia or one of its affiliates if such benefits are permitted to be passed through to the Company. The Company has also agreed not to contract with or enter into any contract with an electric utility without first making such opportunity available to FPL Group and its affiliates. Although the Partnership Agreement does not prohibit the Partners from engaging in or possessing an interest in other business ventures or activities of any nature and description, there are certain limitations on the activities of the Partners, including (i) prior to any Partner or its affiliates acquiring a direct or indirect beneficial ownership interest in a cable system (other than as a passive investor in a cable system of less than one percent of the outstanding equity interests in any publicly traded person) in the state of Florida or in any cable system outside of the state of Florida within 100 miles of any head-end site of the Company, such cable system shall be offered to the Company, (ii) any transaction between the Company and the Managing General Partner or its affiliates must be on terms at least as favorable to the Company as those available to unrelated parties, (iii) certain transactions (as described below) must be approved by a Majority-in-Interest of the Partners and (iv) certain transactions (as described below) must be approved by a Super Majority-in-Interest of the Partners. The following transactions require the approval of a Majority-in-Interest of the Partners (more than 75% of the Units) (i) any amendment to the Partnership Agreement, (ii) election of an additional or substitute Managing General Partner, (iii) dissolution or liquidation, (iv) incorporation, (v) borrowings or refinancings of borrowings in excess of $5,000,000, (vi) the issuance of any PLP or SLP interests, (vii) adoption or amendment of the annual operating budget or capital budget of the Company, subject to certain exceptions, (viii) transactions with Partners or their affiliates not otherwise specifically permitted by the Partnership Agreement, (ix) change or reorganization of the Company into any other legal form of organization, (x) loaning of funds of the Company or acting as a Guarantor except as permitted by the Partnership Agreement, (xi) admission of new partners, (xii) the selection of a new independent certified public accountant and (viii) the acquisition of less than 95 percent of any other company or partnership. The approval of a Super Majority-in-Interest of the Partners (more than 85% of the Units) of the Company is required to approve (i) the filing on behalf of the Company of a petition in bankruptcy or insolvency,
(ii) the sale, trade, exchange or other disposition of assets of the Company other than in the ordinary course of business and other than transactions involving less than 5,000 cable subscribers per fiscal year, (iii) the purchase or other acquisition from a third-party owner of any CATV systems or subscribers other than line or plant extensions or other transactions involving less than 5,000 cable subscribers, (iv) any call for additional Capital Contributions beyond that expressly permitted by the Partnership Agreement and (iv) the issuance of any partnership Units in the Company or General Partner, Limited Partner or Managing General Partner Interests.

      The term of the Company is until December 31, 2019, although, on or after February 28, 2001, FPL Group partners may force a buy-out or sale of their partnership interests to ACP Holdings by delivering a written offer to buy or sell their Units. In addition, under certain circumstances prior to the end of such term, if a disagreement occurs over a Fundamental Issue, at the election of the Managing General Partner, the Partners have certain buy-sell rights regarding their partnership interests in the event that the dispute cannot be resolved. A "Fundamental Issue" under the Partnership Agreement includes any of the following matters for which the Managing General partner has sought required approval from the other Partners of Olympus but such approval has not been granted: material amendments to the Partnership Agreement; annual operating or capital budgets that have been proposed but not approved for at least one year; the election of a substitute or additional Managing General Partner; certain financings; a change to the Partnership's legal form of organization; the admission of a new partner to the Partnership; and significant sales or dispositions of assets.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Pursuant to the Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based generally upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Amounts of such fees paid for 1997 were $9.6 million.

      The Company has periodically received funds from and advanced funds to Adelphia and Syracuse Hilton Head Holdings, L.P. and Highland Holdings, partnerships controlled by the Rigas family. The Company was charged $6.6 million of interest on such net payables for 1997.
Amounts outstanding to Adelphia and its affiliates were $55.2 million as of December 31, 1997.

      At December 31, 1997, the Company has interest rate swaps with Adelphia for a notional amount of $140.0 million for receive fixed swaps. These swaps expire at various dates in 1998. The net effect of these interest rate swaps was to decrease interest expense by $2.3 million in 1997.

      On March 29, 1996 Telesat Acquisition Limited Partnership ("Telesat"), a subsidiary of Olympus, and Global Acquisition Partners, L.P., a subsidiary of Adelphia, were added as co-borrowers to a $200 million credit facility of Highland Video Associates, L.P. ("Highland Video"), a partnership controlled by the Rigas family. Telesat is permitted to borrow up to $39.5 million of the available credit, none of which was included in subsidiary debt at December 31, 1997. The Company pledged its partnership interests in Telesat in favor of the banks at the time Telesat was added as a co-borrower.

      Olympus completed the acquisition of all of the partnership interests of National Cable Acquisition Associates, L.P. ("National") from Hilton Head Communications, L.P., an entity controlled by the family of John Rigas, for a purchase price of approximately $118.0 million. National provides cable service to approximately 57,000 subscribers in Palm Beach County, Florida and also owns limited partnership interests in Tele-Media Investment Partnership, L.P. The acquisition was accounted for under the purchase method of accounting and National's operations were consolidated with Olympus for financial reporting purposes effective as of October 1, 1997. The purchase price was paid through the assumption of liabilities.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

           (a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed on page 33 of this Annual Report on Form 10-K.
                (2)  Financial Statement Schedules:
                              The following are included in this Report:
                               Schedule I  -- Condensed Financial Information of
                                the Registrant
                               Schedule II -- Valuation and Qualifying Accounts

           (3)Exhibits


Exhibit No.        Description
-----------

       3.1 Certificate of Limited Partnership of Olympus Communications, L.P., together with all amendments thereto. (Incorporated herein by reference is Exhibit 99.03 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)

       3.2 Certificate of Incorporation of Olympus Capital Corporation (Incorporated herein by reference is Exhibit 99.01 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996). (File Number 0-16014)

       3.3         Bylaws  of  Olympus  Capital  Corporation   (Incorporated
                   herein by reference is Exhibit 99.02 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996). (File Number 0-16014)

       3.4 Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated as of February 28, 1995. (Incorporated herein by reference is Exhibit 10.32 of the Adelphia Communications Corporation's Annual Report on Form 8-K for the fiscal year ended March 31, 1995.) (File Number 0-16014)

       3.5 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated September 1, 1995 (Incorporated herein by reference is Exhibit 10.33 to Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996.) (File Number 0-16014)

       3.6 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated March 29, 1996 (Incorporated herein by reference is Exhibit
                   10.34 to Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996.) (File Number 0-16014)

  Exhibit No.      Description
--------------
      3.7          Second Amendment to the Olympus Communications, L.P. Second
                   Amended and Restated Limited Partnership Agreement, dated
                   June 27, 1996 (Incorporated herein by reference is Exhibit
                   10.35 to Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996.)
                   (File Number 0-16014)

      4.1 Indenture, dated as of November 12, 1996, between the Registrants and Bank of Montreal Trust Company (Incorporated herein by reference is Exhibit 10.02 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996). (File Number 0-16014)

      4.2          Form of Note (contained in Indenture filed as Exhibit 4.1).

      10.1 Purchase Agreement Dated as of November 6, 1996 between the Registrants and Goldman, Sachs & Co. (the "Purchasers") (Incorporated herein by reference is Exhibit 10.01 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996). (File Number 0-16014)

      10.2 Revolving Credit Facility among Adelphia Cable Partners, L.P., Southeast Florida Cable, Inc., West Boca Acquisition Limited Partnership and Toronto-Dominion (Texas), Inc., as Administrative Agent, dated May 12, 1995. (Incorporated herein by reference is exhibit 10.03 to Adelphia Communications Corporation's Current Report on Form 8-K dated June 30, 1995). (File Number 0-16014)

      10.3 Amended Credit Agreement, dated as of March 29, 1996, among Highland Video Associates L.P., Telesat Acquisition Limited Partnership, Global Acquisition Partners, L.P., the various financial institutions as parties thereto, Bank of Montreal as syndication agent, Chemical Bank as documentation agent, and the Bank of Nova Scotia as administrative agent. (Incorporated herein by reference is Exhibit 10.37 to Adelphia Communications Corporation's Current Report on Form 8-K dated June 19, 1996). (File Number 0-16014)

      10.4 Term Note for $70,000,000 dated January 4, 1996 from Leadership Acquisition Limited Partnership payable to Fairbanks Communications, Inc. due on December 30, 1997 (Incorporated herein by reference is Exhibit 10.05 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996). (File Number 0-16014)

      10.5 Agreement of Guaranty and Suretyship, dated January 4, 1996, by Olympus Communications, L.P. regarding the Term Note contained in Exhibit 10.06 herein (Incorporated herein by reference is Exhibit 10.6 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16,
                   1996). (File Number 0-16014)

Exhibit No.         Description
-------------
      10.6 Form of Management Fee Subordination Agreement (contained as Annex A in Indenture filed as Exhibit 4.1 herein).

      10.7 Asset Purchase Agreement dated as of June 8, 1995 between Olympus Communications, L.P., a Delaware limited partnership, Fairbanks Communications, Inc., an Indiana corporation, and Leadership Security Services, Inc., a Florida corporation. (Incorporated herein by reference is Exhibit 10.01 to Adelphia Communications Corporation's Current Report on Form 8-K dated January 3, 1997) (File Number 0-16014)

      10.8* Purchase and Sale Agreement dated December 23, 1997 by and among NCAA Holdings, Inc. and Hilton Head Communications, L.P. and Olympus Communications, L.P. and Olympus Communications Holdings, LLC (Filed herewith)

      10.9 Registration Rights Agreement dated as of November 12, 1996, between the Registrants and the Purchasers (Incorporated herein by reference is Exhibit 10.04 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996). (File Number 0-16014)

      21.1*        Subsidiaries of the Registrant.

      27.1*        Financial Data Schedule.

*Filed herewith.



                            SCHEDULE I (Page 1 of 4)
                          OLYMPUS COMMUNICATIONS, L.P.
      Condensed Information as to the Financial Position of the Registrant
                             (Dollars in thousands)

                                                                           December 31,
                                                                  -----------------------------
                                                                        1996             1997
                                                                  --------------  -------------
ASSETS:
Investment in cable television subsidiaries                             $260,628       $266,933
Other assets - net                                                         5,782          5,505
                                                                    ------------   ------------
Total                                                                   $266,410       $272,438
                                                                    ============   ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
10 5/8% Senior Notes due 2006                                           $200,000       $200,000
Other debt                                                                62,007         45,000
Unsecured notes and payables to cable television
subsidiaries and affiliates, net                                          51,926        103,626
Accrued priority return on PLP interests                                  20,476         22,241
Accrued interest and other liabilities                                    16,200         13,788
                                                                    ------------   ------------
Total liabilities                                                        350,609        384,655

Total partners' equity (deficiency) - [see consolidated financial
statements included herein for details]                                  (84,199)      (112,217)
                                                                    ------------   ------------
Total                                                                   $266,410       $272,438
                                                                    ============   ============







         See notes to condensed financial information of the Registrant.


                            SCHEDULE I (Page 2 of 4)
                          OLYMPUS COMMUNICATIONS, L.P.
          Condensed Information as to the Operations of the Registrant
                             (Dollars in thousands)

                                                               Year Ended December 31,
                                                      ----------------------------------------
                                                            1995         1996          1997
                                                       ------------ ------------ ------------
INCOME:
Income from subsidiaries and affiliates                      $3,512       $7,613       $5,451
                                                        -----------  -----------  -----------

EXPENSES:
Operating expenses and fees to subsidiaries                      69          166          225
Amortization                                                    123           91          660
Interest expense                                                 --        2,892       25,414
Interest expense to subsidiaries and affiliates              12,287       11,660       13,522
Management fees to Managing Affiliate                         6,334        8,839        9,566
                                                        -----------  -----------  -----------
Total                                                        18,813       23,648       49,387
                                                        -----------  -----------  -----------


Loss before equity in net loss of subsidiaries and
extraordinary loss                                          (15,301)     (16,035)     (43,936)
Equity in net (loss) income of subsidiaries                  (2,981)       5,085       24,134
                                                        -----------  -----------  -----------


Loss before extraordinary loss                              (18,282)     (10,950)     (19,802)
Extraordinary loss on early retirement of debt               (1,109)          --           --
                                                        -----------  -----------  -----------

Net loss                                                   $(19,391)    $(10,950)    $(19,802)
                                                        ===========  ===========  ===========





         See notes to condensed financial information of the Registrant.



                                                          SCHEDULE I (Page 3 of
4)
                          OLYMPUS COMMUNICATIONS, L.P.
          Condensed Information as to the Cash flows of the Registrant
                             (Dollars in thousands)

                                                              Year Ended December 31,
                                                      ---------------------------------------
                                                            1995        1996         1997
                                                       ------------ ------------ ------------
Cash flows from operating activities:
Net loss                                                   $(19,391)    $(10,950)    $(19,802)
Adjustments to reconcile net loss to net cash used
 for operating activities:
Equity in net loss (income) of subsidiaries                   2,981       (5,085)     (24,134)
Extraordinary loss on debt retirement                         1,109           --           --
Amortization                                                    123           91          660
Accretion of non-interest bearing note                           --           --        7,993
Change in operating assets and liabilities, net of
 effects of acquisitions:
Other assets                                                   (996)         624         (385)
Accrued interest and other liabilities                          994       15,153       (2,412)
                                                        -----------  -----------  -----------
Net cash used for operating activities                      (15,180)        (167)     (38,080)
                                                        -----------  -----------  -----------

Cash flows from investing activities:
Investment in subsidiary                                    (20,997)    (160,000)      (5,020)
Advances from subsidiaries and related parties               36,218       17,091       51,700
                                                        -----------  -----------  -----------
Net cash provided by (used for) investing activities         15,221     (142,909)      46,680
                                                        -----------  -----------  -----------

Cash flows from financing activities:
Capital distribution                                             --      (54,672)          --
Payments of priority returns                                (37,341)     (64,438)     (74,129)
Proceeds from debt                                               --      200,000           --
Repayments of debt                                               --           --      (25,000)
Costs associated with debt financing                             --       (5,350)          --
Issuance of preferred limited partner interests              39,125       65,711       80,729
Capital contributions                                            --           --        9,800
                                                        -----------  -----------  -----------
Net cash provided by (used for) financing activities          1,784      141,251       (8,600)
                                                        -----------  -----------  -----------

Increase (decrease) in cash and cash equivalents              1,825       (1,825)          --

Cash and cash equivalents, beginning of year                     --        1,825           --
                                                        -----------  -----------  -----------

Cash and cash equivalents, end of year                       $1,825  $        --  $        --
                                                        ===========  ===========  ===========

Supplemental disclosure of cash flow activity -
Cash payments for interest                                  $12,287      $11,660      $31,080
                                                        ===========  ===========  ===========

         See notes to condensed financial information of the Registrant.

                                                           SCHEDULE I (Page 4 of
4)
                          OLYMPUS COMMUNICATIONS, L.P.
           Notes to Condensed Financial Information of the Registrant
                             (Dollars in thousands)


1.  Notes Payable to Subsidiaries and Affiliates:

      Olympus Communications, L.P. ("Olympus") has periodically received funds from and advanced funds to subsidiaries and affiliates. These affiliate balances, some of which eliminate upon preparation of consolidated financial statement, totaled $51,926 and $103,626 at December 31, 1996 and 1997, respectively. Olympus paid $12,287, $11,660 and $13,522 of interest expense on certain of these net payables to subsidiaries and affiliates during 1995, 1996 and 1997, respectively. Interest was charged at rates ranging from 5.7% to 16.5%.


                                   SCHEDULE II
                          OLYMPUS COMMUNICATIONS, L.P.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                         Balance      Charged
                                             at       to Costs                Balance
                                         Beginning      and     Deductions-   at End
                                         of Period    Expenses  Write-Offs   of Period
                                        ----------- ----------- ----------- -----------

Year Ended December 31, 1995

Allowance for Doubtful Accounts              $1,660      $2,930      $4,179        $411
                                         ==========  ==========  ==========  ==========


Year Ended December 31, 1996

Allowance for Doubtful Accounts                $411      $3,775      $3,574        $612
                                         ==========  ==========  ==========  ==========


Year Ended December 31, 1997

Allowance for Doubtful Accounts                $612      $3,836      $3,826        $622
                                         ==========  ==========  ==========  ==========


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                                OLYMPUS COMMUNICATIONS, L.P.

                                               By:  ACP HOLDINGS, INC
                                                    Managing General Partner
March 31, 1998                                 By:     /s/ Timothy J. Rigas
                                                       Timothy J. Rigas,
                                                       Executive Vice President,
                                                       Treasurer, Principal
                                                       Accounting Officer and
                                                       Principal Financial
                                                       Officer of ACP Holdings,
                                                       Inc.

                                                  OLYMPUS CAPITAL CORPORATION
March 31, 1998                                 By:     /s/ Timothy J. Rigas
                                                       Timothy J. Rigas,
                                                       Executive Vice President,
                                                       Treasurer, Principal
                                                       Accounting Officer and
                                                       Principal Financial
                                                       Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


March 31, 1998                                         /s/ John J. Rigas
                                                       John J. Rigas,
                                                       Chairman and Director of
                                                       ACP Holdings, Inc. and
                                                       President and Director of
                                                       Olympus Capital
                                                       Corporation

March 31, 1998                                         /s/ Timothy J. Rigas
                                                       Timothy J. Rigas,
                                                       Executive Vice President,
                                                       Treasurer, Principal
                                                       Financial Officer,
                                                       Director and Principal
                                                       Accounting Officer of ACP
                                                       Holdings, Inc.and Olympus
                                                       Capital Corporation

March 31, 1998                                         /s/ Michael J. Rigas
                                                       Michael J. Rigas,
                                                       Executive Vice President
                                                       and Director of ACP
                                                       Holdings, Inc.and Olympus
                                                       Capital Corporation

March 31, 1998                                         /s/ James P. Rigas
                                                       James P. Rigas, Executive
                                                       Vice President, and
                                                       Director of ACP Holdings,
                                                       Inc. and Olympus Capital
                                                       Corporation

March 31, 1998                                         /s/ Daniel R. Milliard
                                                       Daniel R. Milliard,
                                                       Senior Vice President and
                                                       Director of ACP Holdings,
                                                       Inc. and Senior Vice
                                                       President and Secretary
                                                       of Olympus Capital
                                                       Corporation