Form 10-Q
period 1998-03-31
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 1998-05-15
CIK 861255, 754019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to______

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

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1997 and March 31, 1998....................3

       Condensed Consolidated Statements of Operations - Three Months Ended
        March 31, 1997 and 1998........................................................................4

       Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31,
        1997 and 1998..................................................................................5

       Notes to Condensed Consolidated Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        of Operations..................................................................................8

Item 3..Quantitative and Qualitative Disclosures about Market Risk....................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................15

Item 2.  Changes in Securities........................................................................15

Item 3.   Defaults Upon Senior Securities.............................................................15

Item 4.   Submission of Matters to a Vote of Security Holders.........................................15

Item 5.   Other Information...........................................................................15

Item 6.  Exhibits and Reports on Form 8-K.............................................................15


SIGNATURES............................................................................................16


                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)

                                                   December 31,   March 31,
                                                       1997         1998
                                                  ------------  ------------

ASSETS:
Cable systems, at cost, net of accumulated depreciation and amortization:

Property, plant and equipment                      $   265,783  $   273,162
Intangible assets                                      417,559      415,104
                                                   -----------  -----------
Total                                                  683,342      688,266

Cash and cash equivalents                                3,554        3,555
Subscriber receivables - net                            12,577       11,935
Prepaid expenses and other assets - net                 29,479       28,580
                                                   -----------  -----------
Total                                              $   728,952  $   732,336
                                                   ===========  ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Subsidiary debt                                    $   427,000  $   470,000
Parent debt                                            200,000      200,000
Other debt                                              46,804        4,503
Accounts payable                                        15,947       17,739
Subscriber advance payments and deposits                 7,907        7,980
Accrued interest and other liabilities                  25,265       29,622
Accrued priority return on preferred limited
partner interests                                       22,241       24,208
Due to affiliates - net                                 55,169       54,694
Deferred income taxes                                   40,836       40,836
                                                   -----------  -----------
Total liabilities                                      841,169      849,582
                                                   -----------  -----------

Commitments and contingencies (Note 4)

Partners' equity (deficiency):
Limited partners' interests                            488,398      508,873
General partners' equity (deficiency)                 (600,615)    (626,119)
                                                   -----------  -----------
Total partners' equity (deficiency)                   (112,217)    (117,246)
                                                   -----------  -----------
Total                                              $   728,952  $   732,336
                                                   ===========  ===========


            See notes to condensed consolidated financial statements.



                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands)

                                                                            Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                             1997           1998
                                                                       ------------- -------------

Revenues                                                                $     41,411  $     50,918
                                                                        ------------  ------------

Operating expenses:
Direct operating and programming                                              13,869        17,285
Selling, general and administrative                                            7,511         9,043
Depreciation and amortization                                                  9,939        12,250
Management fees to managing affiliate                                          2,357         2,698
                                                                        ------------  ------------
Total                                                                         33,676        41,276
                                                                        ------------  ------------

Operating income                                                               7,735         9,642
                                                                        ------------  ------------

Other income (expense):
Interest expense                                                             (11,434)      (13,025)
Interest expense - affiliates                                                 (1,650)       (1,650)
Other                                                                            (44)          370
                                                                        ------------  ------------
Total                                                                        (13,128)      (14,305)
                                                                        ------------  ------------

Loss before income taxes                                                      (5,393)       (4,663)
Income tax benefit                                                                75             -
                                                                        ------------  ------------

Net loss                                                                      (5,318)       (4,663)

Priority return on preferred and senior limited partner interests            (18,006)      (20,792)
                                                                        ------------  ------------

Net loss of general and limited partners after priority return          $    (23,324) $    (25,455)
                                                                        ============  ============

Net loss per general and limited partners' unit after priority return   $     (2,332) $     (2,546)
                                                                        ============  ============


               See notes to condensed consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                               Three Months
                                                              Ended March 31,
                                                        ------------------------
                                                             1997        1998
                                                        ------------ -----------
Cash flows from operating activities:
Net loss                                                 $   (5,318) $   (4,663)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation                                                  6,024       6,794
Amortization                                                  3,915       5,456
Accretion of non-interest bearing note                        1,813           -
Deferred income taxes                                           (59)          -
Changes in operating assets and liabilities, net of
effects of acquisitions:
Subscriber receivables                                          963         642
Prepaid expenses and other assets                            (1,637)        (46)
Accounts payable                                                118       1,792
Subscriber advance payments and deposits                        693          73
Accrued interest and other liabilities                        1,606       4,285
                                                         ----------  ----------
Net cash provided by operating activities                     8,118      14,333
                                                         ----------- -----------

Cash flows from investing activities:
Business acquisitions                                             -      (2,055)
Expenditures for property, plant and equipment               (9,205)    (13,249)
                                                          ----------  ----------
Cash used for investing activities                           (9,205)    (15,304)
                                                          ----------  ----------

Cash flows from financing activities:
Proceeds from debt                                                -      43,000
Repayments of debt                                          (15,124)    (43,153)
Payments of priority returns                                (18,006)    (18,825)
Amounts advanced to (from) affiliates                         1,657        (475)
Issuance of preferred limited partner interests              19,656      20,475
Capital distributions                                           (50)        (50)
                                                         ----------- -----------
Net cash (used for) provided by financing activities        (11,867)        972
                                                         ----------- -----------

(Decrease) increase in cash and cash equivalents            (12,954)          1

Cash and cash equivalents, beginning of period               26,466       3,554
                                                         ----------- -----------

Cash and cash equivalents, end of period                 $   13,512  $    3,555
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Olympus at March 31, 1998, and the results of operations for the three months ended March 31, 1997 and 1998, have been included. These condensed consolidated financial statements should be read in conjunction with Olympus' consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 ("Annual Report"). The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

2. Significant Events Subsequent to the Annual Report:

         Olympus has entered into a definitive agreement for the purchase of cable television systems from Jones Intercable, Inc. These systems will be acquired for $110,000 cash and serve approximately 46,000 subscribers in and around the city of Ft. Myers, Florida. The acquisition, which will be accounted for under the purchase method of accounting, is expected to close during calendar year 1998.

3.   Supplemental Financial Information:

         Cash payments for interest were $7,147 and $9,384 for the three months ended March 31, 1997 and 1998, respectively. Accumulated depreciation of property, plant and equipment amounted to $142,797 and $163,958 at December 31, 1997 and March 31, 1998, respectively. Accumulated amortization of intangible assets amounted to $125,178 and $137,534 at December 31, 1997 and March 31, 1998, respectively.

4.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Annual Report for a discussion of material commitments and contingencies.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)


5.  Recent Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board in June 1997 is effective for the interim period ended March 31, 1998, with reclassification of comparative financial statements. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. Olympus has no items of other comprehensive income for either the three months ended March 31, 1997 or 1998.

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

         Olympus earned substantially all of its revenues in the three months ended March 31, 1997 and 1998 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and electronic security monitoring services.

         The changes in Olympus' operating results for the quarter ended March 31, 1998, compared to the same period of the prior year, were primarily the result of acquisitions, expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1997, and vendor price increases for the Company's programming.

         The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continuing program of upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the next several years.

         The following table sets forth certain cable television system data at the dates indicated.


                                      March 31,
                               --------------------     Percent
                                  1997      1998        Increase
                               ---------  ---------     --------

Homes Passed by Cable           650,742    755,185        16.0%

Basic Subscribers               416,760    501,722        20.4%



          Exclusive of acquisitions, basic subscribers grew 3.7% during the twelve months ended March 31, 1998.

         The following table is derived from Olympus' condensed consolidated financial statements that are included in this interim report and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                                Three Months Ended
                                                      March 31,
                                              ------------------------
                                                  1997         1998
                                              -----------   ----------

Revenues                                          100.0%       100.0%

Operating expenses:
Direct operating and programming                   33.5%        33.9%
Selling, general and administrative                18.1%        17.8%
Depreciation and amortization                      24.0%        24.1%
Management fees to Managing Affiliate               5.7%         5.3%
                                               ---------    ---------

Operating income                                   18.7%        18.9%
                                               =========    =========



Revenues. The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:


                                                    Three Months Ended
                                                         March 31,
                                                -------------------------
                                                    1997         1998
                                                ------------  -----------

Regulated service and equipment fees                 74%          73%
Premium programming services                         13%          11%
Advertising sales and other services                 13%          16%

         Total revenues increased approximately 23.0% for the three month period ended March 31, 1998 compared with the same period of the prior year, primarily due to acquisitions, basic subscriber growth and the impact of rate increases, partially offset by price reductions on certain services and a decrease in premium programming services.

         The increase in revenues was attributable to the following:


  Acquisitions                                         70%
  Basic subscriber growth                              16%
  Rate increases                                        9%
  Premium programming fees                             (6%)
  Advertising sales and other services                 11%



         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 24.6% for the three month period ended March 31, 1998 compared with the same period of the prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased basic and premium programming costs and increased technical costs associated with providing electronic security monitoring services.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 20.4% for the three month period ended March 31, 1998 compared with the same periods of the prior year. This increase was primarily due to incremental costs associated with acquisitions and subscriber growth.

         EBITDA. Earnings before interest expense, income taxes, depreciation and amortization, management fees and other noncash charges ("EBITDA") for the three month period ended March 31, 1998 increased 24.9% compared with the same period of the prior year, primarily due to acquisitions, basic subscriber growth and subscriber rate increases, partially offset by increases in programming, general and administrative expenses. EBITDA and similar measurements of cash flow are commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles, and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

         Depreciation and Amortization. Depreciation and amortization was higher for the three month period ended March 31, 1998 compared with the same period of the prior year, primarily due to increased depreciation and amortization related to acquisitions and increased capital expenditures.

         Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees decreased as a percentage of revenues for the three month period ended March 31, 1998 as compared with the same period of the prior year, primarily due to revenues increasing proportionately at a higher rate than allocated corporate costs included in management fees.

         Interest Expense. Interest expense increased 13.9% for the three month period ended March 31, 1998 compared with the same period of the prior year. The increase in interest expense was primarily attributable to an increase in the average amount of debt outstanding due to an acquisition during the three month period ended December 31, 1997.

         Net Loss. The Company reported net losses of $5,318 and $4,663 for the quarters ended March 31, 1997 and 1998, respectively. The decrease in net loss for the three months ended March 31, 1998 was due primarily to an increase in operating income, partially offset by an increase in interest expense.

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

         The Company's network architecture is designed to increase channel capacity and minimize future capital expenditures, while positioning the Company to take advantage of future opportunities. Capital expenditures for the three months ended March 31, 1997 and 1998 were $9,205 and $13,249, respectively. The Company expects capital expenditures for the remaining nine months of the year ending December 31, 1998 to range from $40,000 to $50,000.

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

         At March 31, 1998, the Company's total outstanding debt aggregated approximately $675,000 which included $202,000 of parent debt, and $473,000 of subsidiary debt. In addition, the Company had an aggregate of $3,555 in cash and cash equivalents, and $86,500 in unused credit lines with banks, which includes $1,500 also available to affiliates, part of which is subject to achieving certain levels of operating performance.

         At March 31, 1998, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through December 31, 2003. The Company's weighted average interest rate on subsidiary debt was approximately 7.19% at March 31, 1997 compared to 7.02% at March 31, 1998. At March 31, 1998, approximately 24.5% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         Mandatory reductions in principal under all agreements for indebtedness for the four years and nine months after March 31, 1998 based on amounts outstanding at March 31, 1998 are as follows:



   Nine months ending December 31, 1998                   $    13,002
   Year ending December 31, 1999                               34,514
   Year ending December 31, 2000                               88,990
   Year ending December 31, 2001                              105,285
   Year ending December 31, 2002                              121,579


         The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance of debt and the negotiation of new or amended credit facilities by the Company, or its subsidiaries. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

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




                           PART II - Other Information

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

         None


Item  6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

          (b) Reports on Form 8-K:

              A Form 8-K was filed on January 14, 1998, which reported information under Item 2 thereof. No financial statements were filed with such Form 8-K.

                -------------------------------------------------

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

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

                                                 OLYMPUS COMMUNICATIONS, L.P.

                                                   BY:  ACP HOLDINGS, INC.
                                                   Managing General Partner

Date:  May 15, 1998                                By:  /s/ Timothy J. Rigas
                                                        --------------------
                                                   Timothy J. Rigas
                                                   Executive Vice President,
                                                   Treasurer, Principal
                                                   Accounting Officer and
                                                   Principal Financial Officer
                                                   of ACP Holdings, Inc.


Date:  May 15, 1998                              OLYMPUS CAPITAL CORPORATION

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