Form 10-Q
period 1998-06-30
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 1998-08-14
CIK 861255, 754019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1997 and June 30, 1998.....................3

       Condensed Consolidated Statements of Operations - Three and Six Months Ended
        June 30, 1997 and 1998.........................................................................4

       Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30,
        1997 and 1998..................................................................................5

       Notes to Condensed Consolidated Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations................................................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................15

Item 2.  Changes in Securities and Use of Proceeds....................................................15

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

Item 6.  Exhibits and Reports on Form 8-K.............................................................15


SIGNATURES............................................................................................16

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)

                                                December 31,     June 30,
                                                     1997          1998
                                                ------------   ------------

ASSETS:
Cable systems, at cost, net of accumulated
depreciation and amortization:
Property, plant and equipment                       $265,783       $280,789
Intangible assets                                    417,559        403,339
                                                 -----------    -----------
Total                                                683,342        684,128

Cash and cash equivalents                              3,554          7,214
Subscriber receivables - net                          12,577         12,562
Prepaid expenses and other assets - net               29,479         28,533
                                                 -----------    -----------
Total                                               $728,952       $732,437
                                                 ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Subsidiary debt                                     $427,000       $470,000
Parent debt                                          200,000        200,000
Other debt                                            46,804          4,589
Accounts payable                                      15,947         19,059
Subscriber advance payments and deposits               7,907          8,157
Accrued interest and other liabilities                25,265         24,104
Accrued priority return on preferred limited
partner interests                                     22,241         27,305
Due to affiliates - net                               55,169         61,298
Deferred income taxes                                 40,836         40,864
                                                 -----------    -----------
Total liabilities                                    841,169        855,376
                                                 -----------    -----------

Commitments and contingencies (Note 5)

Partners' equity (deficiency):
Limited partners' interests                          488,398        529,348
General partners' equity (deficiency)               (600,615)      (652,287)
                                                 -----------    -----------
Total partners' equity (deficiency)                 (112,217)      (122,939)
                                                 -----------    -----------
Total                                               $728,952       $732,437
                                                 ===========    ===========


            See notes to condensed consolidated financial statements.


                       OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                  (Dollars in thousands)

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                ------------------------  ------------------------
                                                    1997         1998         1997         1998
                                                -----------  -----------  -----------  -----------

Revenues                                            $42,173      $51,198      $83,584     $102,116
                                                -----------  -----------  -----------  -----------

Operating expenses:
Direct operating and programming                     13,912       17,663       27,781       34,948
Selling, general and administrative                   7,545        8,827       15,056       17,870
Depreciation and amortization                         9,982       11,998       19,921       24,248
Management fees to managing affiliate                 2,390        2,888        4,747        5,586
                                                -----------  -----------  -----------  -----------
Total                                                33,829       41,376       67,505       82,652
                                                -----------  -----------  -----------  -----------

Operating income                                      8,344        9,822       16,079       19,464
                                                -----------  -----------  -----------  -----------

Other income (expense):
Interest expense                                    (11,538)     (13,002)     (22,972)     (26,027)
Interest expense - affiliates                        (1,650)      (1,650)      (3,300)      (3,300)
Other                                                   181          613          137          983
                                                -----------  -----------  -----------  -----------
Total                                               (13,007)     (14,039)     (26,135)     (28,344)
                                                -----------  -----------  -----------  -----------

Loss before income taxes                             (4,663)      (4,217)     (10,056)      (8,880)
Income tax benefit (expense)                             50          (28)         125          (28)
                                                -----------  -----------  -----------  -----------

Net loss                                             (4,613)      (4,245)      (9,931)      (8,908)

Priority return on preferred and senior
limited partner interests                           (18,473)     (21,923)     (36,479)     (42,715)
                                                -----------  -----------  -----------  -----------

Net loss of general and limited partners
after priority return                              $(23,086)    $(26,168)    $(46,410)    $(51,623)
                                                ===========  ===========  ===========  ===========

Net loss per general and limited partners'
unit after priority return                          $(2,309)     $(2,617)     $(4,641)     $(5,162)
                                                ===========  ===========  ===========  ===========

                           See notes to condensed consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              1997        1998
                                                            --------    --------
Cash flows from operating activities:
Net loss                                                    $(9,931)    $(8,908)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation                                                 11,988      13,675
Amortization                                                  7,933      10,573
Accretion of non-interest bearing note                        3,744        --
Deferred income taxes                                          (109)         28
Changes in operating assets and liabilities, net of
effects of acquisitions:
Subscriber receivables                                          673          15
Prepaid expenses and other assets                             1,285      (2,825)
Accounts payable                                             (1,467)      3,112
Subscriber advance payments and deposits                        887         250
Accrued interest and other liabilities                       (4,058)     (1,248)
                                                         ----------  ----------
Net cash provided by operating activities                    10,945      14,672
                                                         ----------  ----------

Cash flows from investing activities:
Business acquisitions                                       (11,963)     (2,055)
Proceeds from sale of assets                                   --        10,469
Expenditures for property, plant and equipment              (17,215)    (28,417)
                                                         ----------  ----------
Net cash used for investing activities                      (29,178)    (20,003)
                                                         ----------  ----------

Cash flows from financing activities:
Proceeds from debt                                           15,000      43,000
Repayments of debt                                          (15,266)    (43,388)
Payments of priority returns                                (36,479)    (37,650)
Amounts advanced from affiliates                              2,185       6,129
Issuance of preferred limited partner interests              39,778      40,950
Capital distributions                                           (50)        (50)
                                                         ----------  ----------
Net cash provided by financing activities                     5,168       8,991
                                                         ----------  ----------

(Decrease) increase in cash and cash equivalents            (13,065)      3,660

Cash and cash equivalents, beginning of period               26,466       3,554
                                                         ----------  ----------

Cash and cash equivalents, end of period                    $13,401      $7,214
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Olympus at June 30, 1998, and the results of operations for the three and six months ended June 30, 1997 and 1998, have been included. These condensed consolidated financial statements should be read in conjunction with Olympus' consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 ("Annual Report"). The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

2. Significant Events Subsequent to the Annual Report:

         On June 30, 1998, Olympus sold its Madeira Beach, Florida cable television system, serving approximately 6,000 subscribers, to Cable One, Inc. for approximately $10,500.

         On July 15, 1998, Olympus acquired the cable television operations of Cable TV Fund 12-A, Ltd. This system was acquired for $110,000 and serves approximately 46,000 subscribers located in and around Fort Myers, Florida. The acquisition will be accounted for using the purchase method. Accordingly, the financial results of the acquired system will be included in the consolidated results of Olympus effective from the date acquired.

         Olympus has entered into a definitive agreement for the purchase of cable television systems from Time Warner. These systems will be acquired for $33,400 and serve approximately 20,000 subscribers in communities around Lake Okeechobee, Florida. The acquisition, which will be accounted for under the purchase method of accounting, is expected to close during 1998.

 3.    Income Taxes:

         Income tax expense for both the three and six month periods ended June 30, 1998 was $28, which is comprised entirely of a deferred tax expense.

4.   Supplemental Financial Information:

         Cash payments for interest were $23,438 and $28,505 for the six months ended June 30, 1997 and 1998, respectively. Accumulated depreciation of property, plant and equipment amounted to $142,797 and $156,618 at December 31, 1997 and June 30, 1998, respectively. Accumulated amortization of intangible assets amounted to $125,178 and $134,282 at December 31, 1997 and June 30, 1998, respectively.

5.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Annual Report for a discussion of material commitments and contingencies.

6.   Recent Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board in June 1997 is effective for the interim period ended June 30, 1998, with reclassification of comparative financial statements. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. Olympus has no items of other comprehensive income for either the six months ended June 30, 1997 or 1998. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", has been issued and is effective for fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not evaluated the impact of SFAS 133.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates.

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

         Olympus earned substantially all of its revenues in the six months ended June 30, 1997 and 1998 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, high-speed data services, home shopping networks and electronic security monitoring services.

         The changes in Olympus' operating results for the quarter ended June 30, 1998, compared to the same period of the prior year, were primarily the result of acquisitions, expanding existing cable television operations, growth in advertising revenues, the impact of subscriber rate increases which became effective June 1, 1997 and 1998, and vendor price increases for the Company's programming.

         The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continuing program of upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the next several years.

The following table sets forth certain cable television system data at the dates indicated.


                                   June 30,
                             --------------------     Percent
                                1997       1998       Increase
                             ---------   --------     --------

Homes Passed by Cable          670,712    752,012       12.1%

Basic Subscribers              427,441    493,258       15.4%



          Exclusive of acquisitions, basic subscribers grew 3.6% during the twelve months ended June 30, 1998.

         The following table is derived from Olympus' condensed consolidated financial statements that are included in this interim report and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                         Three months ended    Six months ended
                                               June 30,             June 30,
                                         -------------------  ------------------
                                            1997      1998       1997      1998
                                          -------   -------    -------   -------

Revenues                                   100.0%    100.0%     100.0%    100.0%

Operating expenses:
Direct operating and programming            33.0%     34.5%      33.2%     34.2%
Selling, general and administrative         17.9%     17.2%      18.0%     17.5%
Depreciation and amortization               23.6%     23.4%      23.9%     23.7%
Management fees to managing affiliate        5.7%      5.6%       5.7%      5.5%
                                           ------    ------     ------    ------

Operating income                            19.8%     19.3%      19.2%     19.1%
                                           ======    ======     ======    ======




Revenues. The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:


                                      Three months ended  Six months ended
                                            June 30,          June 30,
                                      ------------------------------------
                                         1997      1998    1997     1998
                                       -------   -------  ------   ------

Regulated service and equipment fees      74%      73%      74%      73%
Premium programming services              13%      11%      13%      11%
Advertising sales and other services      13%      16%      13%      16%

         Total revenues increased approximately 21.4% and 22.2% for the three and six month periods ended June 30, 1998, respectively, compared with the same periods of the prior year, primarily due to acquisitions, basic subscriber growth, growth in advertising revenues and the impact of rate increases, partially offset by price reductions on certain services and a decrease in premium programming services.

         The increase in revenues was attributable to the following:


                                       Three Months    Six Months
                                          Ended          Ended
                                      June 30, 1998  June 30, 1998
                                      -------------  -------------
Acquisitions                                68%           68%
Basic subscriber growth                     17%           16%
Rate increases                               6%            8%
Premium programming fees                    (9%)          (7%)
Advertising sales and other services        18%           15%



         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 27.0% and 25.8% for the three and six month periods ended June 30, 1998, respectively, compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased basic and premium programming costs and increased technical costs associated with providing cable modem and electronic security monitoring services.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 17.0% and 18.7% for the three and six month periods ended June 30, 1998, respectively, compared with the same periods of the prior year. This increase was primarily due to incremental costs associated with acquisitions and subscriber growth.

         Depreciation and Amortization. Depreciation and amortization was higher for the three and six month periods ended June 30, 1998 compared with the same periods of the prior year, primarily due to increased depreciation and amortization related to acquisitions and increased capital expenditures.

         Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees decreased as a percentage of revenues for the three and six month periods ended June 30, 1998 as compared with the same periods of the prior year, primarily due to revenues increasing proportionately at a higher rate than allocated corporate costs included in management fees.

         Interest Expense. Interest expense increased 12.7% and 13.3% for the three and six month periods ended June 30, 1998, respectively, compared with the same periods of the prior year. The increase in interest expense was primarily attributable to an increase in the average amount of debt outstanding due to an acquisition during the three month period ended December 31, 1997.

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

         The Company's network architecture is designed to increase channel capacity and minimize future capital expenditures, while positioning the Company to take advantage of future opportunities. Capital expenditures for the six month periods ended June 30, 1997 and 1998 were $17,215 and $28,417, respectively. The Company expects capital expenditures for the remaining six months of the year ending December 31, 1998 to range from $25,000 to $30,000.

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

         At June 30, 1998, the Company's total outstanding debt aggregated approximately $675,000, which included $202,000 of parent debt, and $473,000 of subsidiary debt. In addition, the Company had an aggregate of $7,214 in cash and cash equivalents, and $71,500 in unused credit lines with banks, which includes $750 also available to affiliates, part of which is subject to achieving certain levels of operating performance.

         At June 30, 1998, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through December 31, 2003. The Company's weighted average interest rate on subsidiary debt was approximately 6.80% at June 30, 1997 compared to 7.00% at June 30, 1998. At June 30, 1998, approximately 24.5% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         Mandatory reductions in principal under all agreements for indebtedness for the four years and six months after June 30, 1998, based on amounts outstanding at June 30, 1998, are as follows:

Six months ending December 31, 1998              $  2,000
Year ending December 31, 1999                      14,750
Year ending December 31, 2000                      66,500
Year ending December 31, 2001                      95,500
Year ending December 31, 2002                     163,250

         Reference is made to Note 2 of the condensed consolidated financial statements for discussion of significant events and financings subsequent to December 31, 1997, which is incorporated by reference herein.

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

         Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or that additional competition from this industry consolidation will not have an adverse effect on the Company.

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

         The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. Olympus cannot predict the effect of the 1996 Act on future legislative or rulemaking proceedings or changes to the rate regulations. No assurance can be given as to what other future actions
Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company.

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

         The Company believes that the provision of video programming or other services by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

         The Company also competes with direct broadcast satellite ("DBS") service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers. Although the impact to date has not been material, any future impact of DBS competition on the Company's future results is not known or estimable.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable

                -------------------------------------------------

                           PART II - Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item  6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit 27.01 Financial Data Schedule (supplied for the
               information of the Commission).

          (b) Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

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

                                                  OLYMPUS COMMUNICATIONS, L.P.

                                                  BY: ACP HOLDINGS, INC.
                                                      Managing General Partner

Date:  August 14, 1998                            By:  /s/ Timothy J. Rigas
                                                       --------------------
                                                       Timothy J. Rigas
                                                       Executive Vice President,
                                                       Treasurer, Principal
                                                       Accounting Officer and
                                                       Principal Financial
                                                       Officer of ACP Holdings,
                                                       Inc.


Date:  August 14, 1998                            OLYMPUS CAPITAL CORPORATION

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