Form 10-Q
period 1998-09-30
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 1998-11-17
CIK 861255, 754019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

            ---------------------------------------------------------

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

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1997 and September 30, 1998................3

       Condensed Consolidated Statements of Operations - Three and Nine Months Ended
        September 30, 1997 and 1998....................................................................4

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
        1997 and 1998..................................................................................5

       Notes to Condensed Consolidated Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations................................................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................16

Item 2.  Changes in Securities and Use of Proceeds....................................................16

Item 3.   Defaults Upon Senior Securities.............................................................16

Item 4.   Submission of Matters to a Vote of Security Holders.........................................16

Item 5.   Other Information...........................................................................16

Item 6.  Exhibits and Reports on Form 8-K.............................................................16


SIGNATURES............................................................................................17

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)

                                                     December 31,  September 30,
                                                         1997          1998
                                                     -----------   -------------
ASSETS:
------

Cable systems, at cost, net of accumulated
depreciation and amortization:
Property, plant and equipment                           $ 265,783     $ 305,050
Intangible assets                                         417,559       495,423
                                                        ---------     ---------
Total                                                     683,342       800,473

Cash and cash equivalents                                   3,554         3,672
Subscriber receivables - net                               12,577        12,375
Prepaid expenses and other assets - net                    29,479        27,399
                                                        ---------     ---------
Total                                                   $ 728,952     $ 843,919
                                                        =========     =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
---------------------------------------------
Subsidiary debt                                         $ 427,000     $ 526,500
Parent debt                                               200,000       200,000
Other debt                                                 46,804         4,470
Accounts payable                                           15,947        19,276
Subscriber advance payments and deposits                    7,907         6,719
Accrued interest and other liabilities                     25,265        29,479
Accrued priority return on preferred limited
partner interests                                          22,241        31,357
Due to affiliates - net                                    55,169       116,945
Deferred income taxes                                      40,836        40,920
                                                        ---------     ---------
Total liabilities                                         841,169       975,666
                                                        ---------     ---------

Commitments and contingencies (Note 5)

Partners' equity (deficiency):
Limited partners' interests                               488,398       549,823
General partners' equity (deficiency)                    (600,615)     (681,570)
                                                        ---------     ---------
Total partners' equity (deficiency)                      (112,217)     (131,747)
                                                        ---------     ---------
Total                                                   $ 728,952     $ 843,919
                                                        =========     =========


            See notes to condensed consolidated financial statements.



                               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                        (Dollars in thousands)



                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,             September 30,
                                                              ----------------------    ----------------------
                                                                 1997         1998         1997         1998
                                                              ---------    ---------    ---------    ---------

Revenues                                                      $  43,235    $  54,380    $ 126,818    $ 156,497
                                                              ---------    ---------    ---------    ---------

Operating expenses:
Direct operating and programming                                 13,604       18,376       41,385       53,324
Selling, general and administrative                               7,976        9,287       23,032       27,157
Depreciation and amortization                                    10,579       12,890       30,500       37,139
Management fees to managing affiliate                             2,261        3,769        7,008        9,356
                                                              ---------    ---------    ---------    ---------
Total                                                            34,420       44,322      101,925      126,976
                                                              ---------    ---------    ---------    ---------

Operating income                                                  8,815       10,058       24,893       29,521
                                                              ---------    ---------    ---------    ---------

Other income (expense):
Interest expense                                                (12,506)     (14,886)     (35,477)     (40,912)
Interest expense - affiliates                                    (1,650)      (1,650)      (4,950)      (4,950)
Other                                                               252          176          389        1,160
                                                              ---------    ---------    ---------    ---------
Total                                                           (13,904)     (16,360)     (40,038)     (44,702)
                                                              ---------    ---------    ---------    ---------

Loss before income taxes                                         (5,089)      (6,302)     (15,145)     (15,181)
Income tax (expense) benefit                                        --           (56)         125          (84)
                                                              ---------    ---------    ---------    ---------
Net loss                                                         (5,089)      (6,358)     (15,020)     (15,265)

Priority return on preferred and senior
limited partner interests                                       (19,284)     (22,876)     (55,763)     (65,590)
                                                              ---------    ---------    ---------    ---------

Net loss of general and limited partners
after priority return                                         $ (24,373)   $ (29,234)   $ (70,783)   $ (80,855)
                                                              =========    =========    =========    =========

Basic and diluted net loss per general and limited
partners' unit after priority return                          $  (2,437)   $  (2,923)   $  (7,078)   $  (8,086)
                                                              =========    =========    =========    =========

                          See notes to condensed consolidated financial statements.





                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                       1997        1998
                                                                   ----------   ----------
Cash flows from operating activities:
Net loss                                                           $ (15,020)   $ (15,265)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation                                                          18,468       20,929
Amortization                                                          12,032       16,210
Accretion of non-interest bearing note                                 5,801         --
Deferred income taxes                                                   (109)          84
Changes in operating assets and liabilities, net of
effects of acquisitions:
Subscriber receivables                                                   (41)         725
Prepaid expenses and other assets                                        718       (4,971)
Accounts payable                                                        (884)       3,329
Subscriber advance payments and deposits                                 472       (1,198)
Accrued interest and other liabilities                                  (301)       4,040
                                                                   ---------    ---------
Net cash provided by operating activities                             21,136       23,883
                                                                   ---------    ---------

Cash flows from investing activities:
Business acquisitions                                                (15,599)    (112,778)
Proceeds from sale of assets                                            --         10,469
Expenditures for property, plant and equipment                       (26,927)     (43,705)
                                                                   ---------    ---------
Net cash used for investing activities                               (42,526)    (146,014)
                                                                   ---------    ---------

Cash flows from financing activities:
Proceeds from debt                                                    15,000       99,500
Repayments of debt                                                   (15,405)     (43,877)
Payments of priority returns                                         (55,304)     (56,475)
Amounts advanced from affiliates                                       2,229       61,776
Issuance of preferred limited partner interests                       60,253       61,425
Capital contributions                                                  7,800         --
Capital distributions                                                   (100)        (100)
                                                                   ---------    ---------
Net cash provided by financing activities                             14,473      122,249
                                                                   ---------    ---------

(Decrease) increase in cash and cash equivalents                      (6,917)         118

Cash and cash equivalents, beginning of period                        26,466        3,554
                                                                   ---------    ---------

Cash and cash equivalents, end of period                           $  19,549    $   3,672
                                                                   =========    =========

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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Olympus at September 30, 1998, and the results of operations for the three and nine months ended September 30, 1997 and 1998, have been included. These condensed consolidated financial statements should be read in conjunction with Olympus' consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 ("Annual Report"). The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

         On July 15, 1998, Olympus acquired the Fort Myers cable television operations from Cable TV Fund 12-A, Ltd. This system was acquired for approximately $110,000 and serves approximately 46,000 subscribers located in and around Fort Myers, Florida. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired system have been included in the consolidated results of Olympus from the date acquired.

         Olympus has entered into a definitive agreement for the purchase of cable television systems from Time Warner. These systems will be acquired for approximately $33,400 and serve approximately 20,000 subscribers in communities around Lake Okeechobee, Florida. The acquisition, which will be accounted for under the purchase method of accounting, is expected to close during 1998.

 3. Income Taxes:

         Income tax expense for the three and nine month period ended September 30, 1998 was $56 and $84, respectively, which is comprised entirely of deferred tax expense.

4.   Supplemental Financial Information:

         Cash payments for interest were $30,712 and $39,791 for the nine months ended September 30, 1997 and 1998, respectively. Accumulated depreciation of property, plant and equipment amounted to $142,797 and $163,872 at December 31, 1997 and September 30, 1998, respectively. Accumulated amortization of intangible assets amounted to $125,178 and $139,346 at December 31, 1997 and September 30, 1998, respectively.

5.   Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Annual Report for a discussion of material commitments and contingencies.

6.   Recent Accounting Pronouncements:

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not evaluated the impact of SFAS No. 133 on the Company's condensed consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments, year 2000 issues and changes in the competitive environment in which the Company operates.

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

         Olympus earned substantially all of its revenues in the nine months ended September 30, 1997 and 1998 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, high-speed data services, home shopping networks and electronic security monitoring services.

         The changes in Olympus' operating results for the quarter ended September 30, 1998, compared to the same period of the prior year, were primarily the result of acquisitions/dispositions, expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1998, growth in advertising revenue and vendor price increases for the Company's programming.

         The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continuing program of upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the next several years.

         The following table sets forth certain cable television system data at the dates indicated.


                                           September 30,
                                   ----------------------------      Percent
                                      1997              1998         Increase
                                    --------          --------       --------

Homes Passed by Cable                676,910           828,500         22.4%

Basic Subscribers                    434,730           551,588         26.9%



         The following table is derived from Olympus' condensed consolidated financial statements that are included in this interim report and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                          Three months ended    Nine months ended
                                             September 30,        September 30,
                                        ---------------------  -------------------
                                           1997       1998       1997       1998
                                        ---------  ---------   --------  ---------

Revenues                                  100.0%     100.0%     100.0%     100.0%

Operating expenses:
Direct operating and programming           31.5%      33.8%      32.6%      34.1%
Selling, general and administrative        18.5%      17.1%      18.2%      17.3%
Depreciation and amortization              24.4%      23.7%      24.1%      23.7%
Management fees to managing affiliate       5.2%       6.9%       5.5%       6.0%
                                        -------    -------    -------    -------

Operating income                           20.4%      18.5%      19.6%      18.9%
                                        =======    =======    =======    =======



Revenues. The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:


                                         Three months ended    Nine months ended
                                           September 30,         September 30,
                                         ------------------   ------------------
                                          1997        1998      1997       1998
                                         ------      ------    ------    -------

Regulated service and equipment            75%        75%        74%        73%
Premium programming services               12%        10%        13%        11%
Advertising sales and other services       13%        15%        13%        16%



         Total revenues increased approximately 25.8% and 23.4% for the three and nine month periods ended September 30, 1998, respectively, compared with the same periods of the prior year, primarily due to acquisitions, basic subscriber growth, impact of rate increases and growth in advertising revenues, partially offset by price reductions on certain services and a decrease in premium programming services.

         The increase in revenues was attributable to the following:





                                          Three Months          Nine Months
                                              Ended                Ended
                                       September 30, 1998    September 30, 1998
                                      --------------------   -------------------
Acquisitions/Dispositions                       71%                  69%
Basic subscriber growth                         13%                  15%
Rate increases                                   3%                   6%
Premium programming services                    (3%)                 (6%)
Advertising sales and other services            16%                  16%



         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 35.1% and 28.8% for the three and nine month periods ended September 30, 1998, respectively, compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased basic and premium programming costs and increased technical costs associated with providing cable modem and electronic security monitoring services.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 16.4% and 17.9% for the three and nine month periods ended September 30, 1998, respectively, compared with the same periods of the prior year. This increase was primarily due to incremental costs associated with acquisitions, subscriber growth and increased advertising expenses.

         Depreciation and Amortization. Depreciation and amortization was higher for the three and nine month periods ended September 30, 1998 compared with the same periods of the prior year, primarily due to increased depreciation and amortization related to acquisitions and increased capital expenditures.

         Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead (as provided in the management agreement) of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees have increased as a percentage of revenues for the three and nine month periods ended September 30, 1998 as compared with the same periods of the prior year, primarily due to increased corporate expenditures.

         Interest Expense. Interest expense increased 19.0% and 15.3% for the three and nine month periods ended September 30, 1998, respectively, compared with the same periods of the prior year. The increase in interest expense was primarily attributable to an increase in the average amount of debt outstanding due to acquisitions.

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

         The Company's network architecture is designed to increase channel capacity and minimize future capital expenditures, while positioning the Company to take advantage of future opportunities. Capital expenditures for the nine month periods ended September 30, 1997 and 1998 were $26,927 and $43,705, respectively. The Company expects capital expenditures for the remaining three months of the year ending December 31, 1998 to range from $15,000 to $20,000.

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

         At September 30, 1998, the Company's total outstanding debt aggregated approximately $731,000, which included $200,000 of parent debt, $527,000 of subsidiary debt, and $4,000 of other debt.

         At September 30, 1998, the Company's subsidiary debt was primarily comprised of reducing revolving credit facilities whose revolver periods expire through December 31, 2003. The Company's weighted average interest rate on subsidiary debt was approximately 6.72% at September 30, 1997 compared to 6.97% at September 30, 1998. At September 30, 1998, approximately 17.1% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         Mandatory reductions in principal under all agreements for indebtedness for the four years and three months after September 30, 1998, based on amounts outstanding at September 30, 1998, are as follows:

            Three months ending December 31, 1998               $    16,250
            Year ending December 31, 1999                            57,000
            Year ending December 31, 2000                            66,500
            Year ending December 31, 2001                            95,500
            Year ending December 31, 2002                           163,250

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

         The Company believes that cash and cash equivalents, internally generated funds, short-term advances from affiliates and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

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

Year 2000 Issue

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company is evaluating the impact of the year 2000 issue on its business applications and its products and services. The evaluation includes a review of the Company's information technology systems, cable network equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company is also evaluating the potential impact as a result of its reliance on third-party systems that may have year 2000 issues.

         Computerized business applications that could be adversely affected by the year 2000 issue include:
-    information processing and financial reporting systems,
-    customer billing systems,
-    customer service systems,
-    telecommunication transmission and reception systems, and
-    facility systems.

         System failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders or provide customers with products and services. Customers could also experience a temporary inability to receive or use the Company's products and services.

         The Company has developed a program to assess and address the year 2000 issue. This program consists of the following phases:
-    inventorying and assessing the impact on affected technology and systems,
-    developing solutions for affected technology and systems,
-    modifying or replacing affected technology and systems,
-    testing and verifying solutions,
-    implementing solutions, and
-    developing contingency plans.

         The Company has substantially completed inventorying and assessing the affected computerized systems and technologies. The Company is in various stages of its year 2000 compliance program with respect to the remaining phases as it relates to the affected systems and technologies.

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company is in the process of implementing. The Company expects its financial reporting systems to be year 2000 compliant by June 1999.

         A third-party billing vendor currently facilitates customer billing. The Company is currently in the process of testing an in-house service ordering, provisioning, maintenance and billing system that would replace the third-party billing vendor. The Company expects to have this new system implemented by June 1999. On a contingency basis, the third-party vendor has provided a written statement that it will certify it is fully year 2000 compliant by June 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company is engaged in a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks. The Company expects to implement any hardware and software modifications, upgrades or replacements resulting from the internal review by June 1999.

         Costs incurred to date directly related to addressing the year 2000 issue have not been material. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $750. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company has begun communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to year 2000 issues related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, may have a material adverse effect on the Company, including significant service interruption or outages, however, the Company cannot currently estimate the extent of any such adverse effects.

         The Company is in the process of identifying secondary sources to supply its systems or services in the event it becomes probable that any of its systems will not be year 2000 ready prior to the end of 1999. The Company is also in the process of identifying secondary vendors and service providers to replace those vendors and service providers whose failure to be year 2000 ready could lead to a significant delay in the company's ability to provide its service to its customers.

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

         None


Item  6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

          (b) Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

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

                                      OLYMPUS COMMUNICATIONS, L.P.

                                      BY:  ACP HOLDINGS, INC.
                                      Managing General Partner

Date:  November 16, 1998              By:  /s/ Timothy J. Rigas
                                               ----------------
                                               Timothy J. Rigas
                                      Executive Vice President, Treasurer,
                                      Principal Accounting Officer and Principal
                                      Financial Officer of ACP Holdings, Inc.


Date:  November 16, 1998              OLYMPUS CAPITAL CORPORATION

                                      By:  /s/ Timothy J. Rigas
                                               ----------------
                                               Timothy J. Rigas
                                      Executive Vice President, Treasurer,
                                      Principal Accounting Officer and
                                      Principal Financial Officer

                                INDEX TO EXHIBITS


Exhibit List:

Please refer to Part II, Item 6 for an exhibit list.