Form 10-K
period 1998-12-31
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 1999-03-31
CIK 861255, 754019

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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


--------------------------------------------------------------------------------

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

PART I

     ITEM 1.   BUSINESS....................................................................................3

     ITEM 2.   PROPERTIES.................................................................................20

     ITEM 3.   LEGAL PROCEEDINGS..........................................................................21

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................21

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.................................................................22

     ITEM 6.   SELECTED FINANCIAL DATA....................................................................22

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.................................................24

     ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................33

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................34

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.................................................52

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................52

     ITEM 11.  EXECUTIVE COMPENSATION.....................................................................53

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT...........................................................................53

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................55

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                     FORM 8-K.............................................................................56




PART I


ITEM 1.  BUSINESS
(Dollars in thousands)


                                  Introduction

     Olympus Communications, L.P. ("Olympus" and, collectively with its subsidiaries, the "Company") is a joint venture limited partnership between ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia Communications Corporation (together with its subsidiaries, "Adelphia") and subsidiaries of FPL Group, Inc. (together with its subsidiaries, "FPL Group") with 50% of the outstanding voting interest held by Adelphia and 50% held by FPL Group. On January 28, 1999, the partners entered into an agreement in which Adelphia will acquire FPL Group's partnership interests in Olympus no later than July 11, 1999. See "Recent Development of the System" for additional information about this transaction. The Company's operations consist of providing telecommunications services primarily over its networks, which are commonly referred to as broadband networks because they can transmit large quantities of voice, video and data by way of digital or analog signals. Adelphia is a leader in the telecommunications industry with cable television and local telephone operations. As of December 31, 1998, Adelphia owned and managed cable television systems (including Olympus) with broadband networks that passed in front of 3,252,830 homes and served 2,304,325 basic subscribers.

     The Company operates one of the largest contiguous cable systems located in some of the fastest growing markets in Florida. As of December 31, 1998, the Company's cable system (the "System") passed in front of 943,602 homes and served 641,575 basic subscribers. In addition to traditional analog cable television, the Company offers a wide range of telecommunication services including digital cable television, high speed data and Internet access, electronic security monitoring, paging and telephony.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, the year 2000 issues and changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company.

                                    Business

     Video Services

     Cable television systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay systems and satellite earth stations. Signals are then modulated, amplified and distributed primarily through fiber optic and coaxial cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.

      Cable television systems typically offer subscribers a package of basic video services consisting of local and distant television broadcast signals, satellite-delivered non-broadcast channels (which offer programming such as news, sports, family entertainment, music, weather, shopping, etc.) and public, governmental and educational access channels.

     In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. At December 31, 1998, over 98% of subscribers of the System were also offered pay-per-view programming, which allows the subscriber to order special events or movies and to pay on a per event basis. Local, regional and national advertising time is sold in the majority of the System, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels.

     Digital video services are now available to Olympus subscribers who lease or purchase a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," Olympus can transmit up to 12 channels in the space currently used to transmit just one analog channel. Digital TV converters are available to approximately 92% of Olympus' customers.

     Olympus' digital TV subscribers may also receive "multichannel" premium services, such as HBO 1, 2, 3 and 4 from East and West Coast satellite feeds, enhanced Pay-Per-View options with eighteen movie channels, up to 40 channels of CD-quality music from Music Choice and an interactive on-screen program guide to help them navigate the new digital choices.

     High Speed Data and Internet Access

     Power Link, the Company's high-speed data service, which includes residential, institutional and business applications, constitutes an alternative to the traditional slower speed data offerings available through Internet Service Providers ("ISPs"). Power Link offers customers speeds comparable to those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line.

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

     The Company currently offers high speed Internet access through the use of one way cable modems, which provides the high speeds of broadband on the data downstream and utilizes a telephone line return path. One way cable modems enable the Company to offer the high speed data service to the bulk of its customers, while completing the system buildout of two way broadband plant.

     The Company also offers traditional dial up Internet access for those customers who initially prefer this method of Internet access to the higher speeds of our broadband network. This establishes the Company as a full service

Internet provider and creates a customer base that can be upgraded to the high speed service in the future.

     Electronic Security Monitoring

     The Company provided electronic security monitoring services and equipment to approximately 37,000 accounts in Florida as of December 31, 1998. The Company markets its services to both residential and commercial customers. The residential customers represent approximately 85% of its customers and the commercial market represents the remainder. The Company offers these customers video-telemetry systems, intercom and sound systems and other low voltage products.

     The Company's strategy for marketing electronic security monitoring services and equipment is to leverage all of the distribution channels available through the Company's existing market presence including customer service and billing resources, cable channel advertising, marketing literature, and relationships with developers, builders and homeowners' associations.

     Other Services

     The Company offers wireless messaging services to its subscribers through an affiliate, Page Time, Inc., a wholly-owned subsidiary of Adelphia which provides one-way messaging services to the Company via resale arrangements with existing paging network operators. The Company had approximately 4,800 paging subscribers at December 31, 1998.

     In December 1997, the Company also began selling long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as 800 service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market and emphasizes the simplicity and savings of one low monthly rate plus a competitive usage fee available 24 hours a day, 7 days a week.

     Operating Strategy

     The Company's strategy is to construct and operate a broadband network capable of offering a broad range of telecommunications services and providing superior customer service while maximizing operating efficiencies. The Company intends to continue as a cable television service provider as well as providing bundled communications services combining cable television service with high speed data and Internet access, electronic security monitoring, paging and telephony in South Florida. The Company expects to achieve these goals through strong internal growth and investment in and upgrade of its networks.

     The Company's coverage areas encompass certain regions with attractive demographics, including above average income levels and strong population growth trends. Approximately 25% of the homes in the Company's market areas are located in planned communities that typically provide better cross-marketing opportunities. The Company had internal basic subscriber growth of 3.0% during the 12 months ended December 31, 1998, and expects that the markets it operates in will continue to provide opportunities for growth.

     The Company considers technological innovation to be an important component of its service offerings and customer satisfaction. The Company intends to continue the upgrade of its network infrastructure to add channel capacity, increase digital transmission capabilities and further improve system reliability. As a result, the Company believes it will have one of the most advanced cable network infrastructures in the United States.

     Management believes the technical level of its system and the concentration of its customer base contribute favorably to the Company's cash flow margin.

     Recent Development of the System

     The Company has focused on acquiring and developing systems in markets that have favorable historical growth trends. The Company believes that the strong household growth trends in its System's market areas are a key factor in positioning itself for future growth in basic subscribers.

     On January 28, 1999, Adelphia entered into an agreement to acquire the Olympus partnership interests owned by FPL Group for approximately $108,000, subject to definitive terms to be negotiated by both parties. Upon the closing of this transaction, Adelphia will own 100% of Olympus. Closing of this transaction is expected to occur during the third quarter of 1999.

     On December 4, 1998, Olympus consummated a series of transactions to restructure the ownership of Tele-Media Investment Partnership ("TMIP"). The restructuring resulted in Olympus exchanging its non-consolidated preferred limited partnership investment in TMIP for 100% ownership of a cable television system serving approximately 28,000 subscribers in Palm Beach County, Florida subject to $38,027 in debt and a 75% consolidated general partner interest in TMIP subject to $31,166 in debt. The restructured TMIP owns a cable television system serving approximately 34,000 subscribers located principally in Broward County, Florida and a 33.9% interest in an entity which owns cable television systems serving approximately 10,000 subscribers in Virginia. The acquisition was accounted for under the purchase method of accounting.

     On November 30, 1998, Olympus acquired cable television systems from Time Warner for approximately $33,400. These systems serve approximately 20,000 subscribers in communities around Lake Okeechobee, Florida. The acquisition has been accounted for under the purchase method of accounting.

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

     The following table indicates the growth of the Company's System by summarizing the number of homes passed by cable and the number of basic subscribers for each of the five years in the period ended December 31, 1998. The table also indicates the numerical growth in subscribers attributable to acquisitions and the numerical and percentage growth attributable to internal growth. For the period January 1, 1994 through December 31, 1998, 62% of aggregate internal basic subscriber growth for the Company's System was derived from internal growth in homes passed, while the remaining 38% of such aggregate growth was derived from penetration increases.



                                                  Year Ended December 31,
                                 --------------------------------------------------------
                                    1994       1995        1996        1997        1998
                                 --------   ---------   ---------   ---------   ---------

Homes passed (a)
Beginning of period (b) ......    404,890     415,896     562,330     646,770     749,884
Internal growth (c) ..........     11,006       6,046      23,940      16,459      19,322
% Internal growth ............        2.7%        1.5%        4.3%        2.5%        2.6%
Acquired homes passed ........       --       140,388      60,500      86,655     174,396
End of period ................    415,896     562,330     646,770     749,884     943,602

Basic subscribers (d)
Beginning of period (b) ......    233,411     251,933     343,332     412,260     497,972
Internal growth (c) ..........     18,522       6,352      13,733      16,187      14,781
% Internal growth ............        7.9%        2.5%        4.0%        3.9%        3.0%
Acquired subscribers .........       --        85,047      55,195      69,525     128,822
End of period ................    251,933     343,332     412,260     497,972     641,575
Basic penetration (e) ........       60.6%       61.1%       63.7%       66.4%       68.0%

----------------------------------


(a) A home is deemed to be "passed" by cable if it can be connected to the distribution system without any further extension of the cable distribution plant.

(b) On June 30, 1994, the Company sold to Adelphia 85% of the common stock of Northeast Cable Inc. ("Northeast"). Data for Northeast is excluded for all periods presented.

(c) The number of additional homes passed or additional basic subscribers not attributable to acquisitions of new cable systems.

(d) A home with one or more television sets connected to the System is counted as one basic subscriber.

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

     Subscriber Services and Rates

     The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected. Although service offerings vary across franchise areas because of differences in plant capabilities, each of the areas typically offer services at monthly prices ranging as follows:


     Service                                                   Rate Range
     ---------------------------------------------        -------------------
     Basic Cable Television                               $    6.50 - 33.95
     Premium Cable Television                             $    6.95 - 12.95
     Digital Television                                   $    9.95
     High Speed Internet Access                           $   34.95 - 49.95
     Dial-up Internet Access                              $   15.95 - 29.95
     Paging                                               $    6.95 - 29.95
     Electronic Security Monitoring                       $   21.00 - 30.00


     In addition, the Company derives revenue from telephony, with rates determined on a usage basis.

     An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate services at any time without charge, but often are charged a fee for reconnection or change of service.

     The Cable Communications Policy Act of 1984 (the "1984 Cable Act," as amended by the 1992 Cable Act), deregulated basic service rates for systems in communities meeting the FCC's definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems that could be subject to local rate regulation. The 1992 Cable Act contains a new definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminates the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ends FCC regulation on nonbasic tier rates on March 31, 1999.

     For a discussion of FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Competitive Matters."

     Franchises

     The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The System operates pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 1998, the Company held 157 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

     Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee expense incurred by the Company has averaged approximately 4.2% of gross system revenues.

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

     At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals, which constitute a substantial part of basic service, can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and cassette players. In recent years, the FCC has adopted policies providing for authorization of new technologies and more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available off-air or through competitive alternative delivery sources.

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

     Video programming is now being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. One DBS service provider is proposing to deliver at least some local television stations via satellite, thus lessening the distinction between cable television and DBS service.

     Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable systems, which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's System. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. MMDS systems' ability to compete with cable television systems has previously been limited by channel capacity, the inability to obtain programming and regulatory delays. Recently, however, MMDS systems have developed digital compression technology, which provides for more channel capacity and better signal delivery. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. A series of actions taken by the FCC, including reallocating certain frequencies to wireless services, are intended to facilitate the development of wireless cable television spectrum that will be used by wireless operators to provide additional channels of programming over longer distances. Several Regional Bell Operating Companies acquired interests in major MMDS companies. The Company is unable to predict whether wireless video services will have a material impact on its operations.

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

     The FCC has authorized a new interactive television service, which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

     The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service that could make 98 video channels available in a single market. The Company cannot predict at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

     The FCC has recently allocated a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, Local Multipoint Distribution Service ("LMDS"), which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The FCC auctioned this spectrum to the public during 1998, with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers, and therefore provide competition for franchised cable systems, is at this time uncertain.

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

     The cable television industry competes with radio, television and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors that exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

     Telecommunications services which the Company intends to offer in Florida will compete with services offered by Bell South Corporation and by other current and potential market entrants, including other Competitive Local Exchange Carriers ("CLECs"), AT&T, MCI WorldCom, Sprint and other interexchange or Long Distance Carriers ("IXCs"), cable television companies, microwave carriers, wireless telecommunications providers and private networks built by large end users. A number of potential markets are already served by one or more CLECs. In addition, the major IXCs are expected to offer local telecommunications services in various markets. MCI WorldCom has announced that it will invest more than $2,000,000 in fiber optic rings and local switching equipment in major metropolitan markets throughout the United States, and AT&T has filed applications with state regulatory authorities for authority to provide local telecommunications services in all 50 states.

     Employees

     At December 31, 1998, there were 945 full-time employees of the Company, none of which were covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

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

     The FCC's regulations set standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC's original rules became effective on September 1, 1993. The rules have been amended several times. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for evaluating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings that, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates that exceed the benchmark level for either basic and/or non-basic cable services and associated equipment, and refunds could be required. The retroactive refund period for basic cable service rates is limited to one year. In general, the reductions for basic and nonbasic cable service rates require an aggregate reduction of up to 17 percent, adjusted forward for inflation and certain other factors, from the rates in force as of September 30, 1992. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes programming channels or completes a significant system rebuild or upgrade. A significant number of franchising authorities have become certified by the FCC to regulate the rates charged by the Company for basic cable service and for associated equipment. Complaints have also been filed with the FCC seeking review of the rates charged for nonbasic cable service. The Company's ability to implement rate increases consistent with its past practices will likely be limited by the regulations that the FCC has adopted.

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

     Channel Set-Asides

      The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Company believes that none of the System's franchises contain unusually onerous access requirements. The 1984 Cable Act further requires cable systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC revised the existing rate formula in a way that would significantly lower the rates cable operators could charge. It is possible that such leased access will result in competition to services offered by the Company on the other channels of its cable systems.

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

     Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems that a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems that pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

     The FCC has also adopted rules that limit the number of channels on a cable system that can be occupied by programming in which the cable system's owner has an attributable interest. The limit is 40% of all activated channels.

     Franchise Transfers

      The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

     Technical Requirements

     Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has recently revised such standards and made them applicable to all classes of channels that carry downstream NTSC video programming. Local franchising authorities are permitted to enforce the FCC's new technical standards. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services, and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with these technical standards and signal leakage limits is required. The Company believes that the System is in compliance with these standards in all material respects. The 1992 Cable Act requires the FCC to update periodically its technical standards to take into account changes in technology.

The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment.

     Pole Attachments

     The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles, unless under the Federal Pole Attachments Act state public service commissions are able to demonstrate that they regulate rates, terms and conditions of the cable television pole attachments. A number of states (including Massachusetts, Michigan, New Jersey, New York, Ohio and Vermont) and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula, which it has devised and from time to time revises. The 1996 Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offers telecommunications services. This new formula will result in significantly higher attachment rates for cable systems that choose to offer such services.

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

     Copyrighted music performed by cable systems themselves on local origination channels, PEG channels and in locally inserted advertising and cross promotional announcements must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.

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

     In July 1997, the United States Court of Appeals for the Eighth Circuit vacated in part the FCC's local competition rules. That court concluded that the FCC did not have the authority to establish rules to govern the pricing of interconnection, network elements, and resale services provided by incumbent local exchange carriers. In addition, it found certain other FCC rules to be unlawful. On January 25, 1999, the Supreme Court issued an opinion in which it reversed portions of the court of appeals decision. The Supreme Court held that the FCC has authority under the Communications Act to establish rules, including pricing rules, to implement the local competition provisions of the Telecommunications Act of 1996, even with respect to intrastate services. The Supreme Court did not address the merits of the FCC's 1996 pricing rules. In addition, the Supreme Court affirmed several of the other rules which had been promulgated by the FCC, but which had been found unlawful by the court of appeals. These included a rule allowing requesting carriers to select provisions from among different interconnection agreements approved by state commissions (the so-called "pick-and-choose" rule) and a rule allowing requesting carriers to obtain from incumbent local exchange carriers assembled combinations of unbundled network elements (sometimes called unbundled network element platforms). The Supreme Court vacated a FCC rule identifying specific network elements which incumbent local exchange carriers must make available to requesting carriers on the basis that the FCC had failed to consider 1) whether such network elements were necessary, and 2) whether the failure to make network elements available would impair the ability of requesting carriers to provide the services they seek to offer. The FCC has indicated that it will conduct further proceedings to comply with the Supreme Court's opinion regarding the availability of network elements. Whether incumbent local exchange carriers will be required to make available combined platforms of network elements will depend on how the FCC implements the "necessary" and "impair" standards governing network element availability in light of the Supreme Court opinion.

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

     PSC Actions

     Pursuant to the Florida Act (and the 1996 Act and the FCC's First Report and Order), the PSC is conducting several proceedings to address competitive issues. To summarize, pursuant to the Florida Act, the PSC has adopted rules requiring certification of CLEC Interexchange Telecommunications Service Providers; Operator Service Providers; Alternative Access Vendor Services and Shared Tenant Services Providers. The Florida Act provides that the PSC shall grant certification to applicants upon a showing of sufficient technical, financial, and managerial capability to provide service in the geographic area proposed to be served. The Company believes that Olympus meets the statutory requirements for PSC certification for any type of intrastate telecommunications service provider, and that any such application process should be completed expeditiously. In addition, like the 1996 Act, the Florida Act requires LECs to interconnect with certified CLECs. Approximately fourteen interconnection agreements have been reached between LECs and CLECs to date, while approximately five CLECs have requested PSC arbitration of stalled agreements. The PSC is obligated under the Florida Act to arbitrate any disputes in no more than 120 days from date of request. As well, the PSC has ordered BellSouth, the state's largest LEC, to unbundle eight network elements for resale by CLECs, and the PSC has ordered favorable interim rates for these elements. The PSC has not yet adopted an order resolving wholesale discounts associated with local service resale.

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

     The Company's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. See "Legislation and Regulation-FCC Regulation."

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands)

     The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1998 have been derived from the audited consolidated financial statements of the Company. These data should be read in conjunction with the consolidated financial statements and related notes thereto, for each of the three years in the period ended December 31, 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Statement of Operations Data with respect to the years ended December 31, 1994 and 1995, and the balance sheet data at December 31, 1994, 1995, and 1996 have been derived from audited consolidated financial statements of the Company not included herein.



                                                                   Year Ended December 31,
                                                -------------------------------------------------------------
                                                   1994         1995         1996         1997        1998
                                                ---------    ---------    ---------    ---------    ---------
Statement of Operations Data:
Revenues                                        $  94,458    $ 120,968    $ 159,870    $ 176,363    $ 215,642
Direct operating and programming expenses          22,369       37,494       48,598       56,905       73,871
Selling, general and administrative expenses       18,708       23,912       28,974       32,163       37,720
Depreciation and amortization                      36,703       31,953       40,446       43,337       51,933
Management fees                                     6,302        6,334        8,839        9,566       13,174
                                                ---------    ---------    ---------    ---------    ---------

Operating income                                   10,376       21,275       33,013       34,392       38,944

Interest expense                                  (22,889)     (29,217)     (40,748)     (50,150)     (53,222)
Interest expense - affiliates                      (9,373)      (7,501)      (6,600)      (6,600)      (9,582)
Gain on sale of assets                               --           --           --          1,522        7,215
Other income (expense)                                585          (15)         401        1,085          686
                                                ---------     ---------    ---------    ---------    ---------

Loss before income taxes and extraordinary
loss (a)                                          (21,301)     (15,458)     (13,934)     (19,751)     (15,959)
Income tax benefit (expense)                          276       (2,824)       2,984          (51)        (115)
Extraordinary loss (a)                               --         (1,109)        --           --           --
                                                ---------    ---------    ---------    ---------    ---------
Net loss                                        $ (21,025)   $ (19,391)   $ (10,950)   $ (19,802)   $ (16,074)
                                                =========    =========    =========    =========    =========



Loss  per  general  and  limited  partners'
unit before extraordinary loss                  $  (2,103)   $  (1,828)   $  (1,095)   $  (1,980)   $  (1,607)
Basic and diluted net loss per general
and limited partners' unit after priority
return and accretion requirements               $  (8,383)   $  (8,275)   $  (7,659)   $  (9,570)   $ (10,553)
Cash distributions declared per general
and limited partners' unit                      $    --      $    --      $   5,467    $    --      $    --



                                                              December 31,
                                -----------------------------------------------------------------------
                                    1994           1995           1996           1997           1998
                                -----------    -----------    -----------    -----------    -----------
Balance Sheet Data:
Total assets                    $   375,985    $   533,909    $   640,221    $   728,952    $ 1,011,999
Total debt (b)                      314,069        419,809        572,713        673,804        726,982
Redeemable Preferred Limited
Partner Interests                   276,101           --             --             --             --
Partners' equity (deficiency)      (494,105)       (18,544)       (84,199)      (112,217)      (135,947)


                                                         Year Ended December 31,
                                -----------------------------------------------------------------------
                                      1994          1995           1996           1997           1998
                                -----------------------------------------------------------------------
Other Data and Financial Ratios:
Interest expense                $    32,262    $    36,718    $    47,348    $    56,750    $    62,804
Cash provided by operating
activities                           20,285          8,161         33,411         21,305         25,589
Cash provided by (used for)
investing activities                 19,402       (107,351)       (70,444)       (51,821)      (196,398)
Cash (used for) provided by
financing activities                (50,633)       131,442         30,822          7,604        211,872
Capital Expenditures                 23,916         21,498         28,117         37,867         59,672


(a) Extraordinary loss relates to loss on the early retirement of debt.

(b) Excludes affiliate debt.

iTEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

RESULTS OF OPERATIONS

General

     Olympus is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia and managing general partner of Olympus. The remaining 50% of the voting interest is held by various wholly owned subsidiaries of FPL Group. Adelphia and FPL Group also held, as of December 31, 1998, $366,861 and $183,430, respectively, aggregate principal amount of non-voting Preferred Limited Partnership ("PLP") interests in the Company, which provide for a 16.5% per annum priority return. On January 28, 1999, the partners entered into an agreement in which Adelphia will acquire FPL Group's partnership interests in Olympus no later than July 11, 1999.

     Olympus Capital Corporation, a wholly owned subsidiary of the Company, was formed solely for the purpose of serving as a co-issuer with Olympus Communications, L.P. of the 10 5/8% Senior Notes due 2006. Olympus Capital Corporation has no substantial assets or liabilities and no operations of any kind and the Indenture, pursuant to which such Senior Notes were issued, limits Olympus Capital Corporation's ability to acquire or hold any significant assets or other properties or engage in any business activities other than in connection with the issuance of the Senior Notes.

     Olympus earned substantially all of its revenues in each of the last three fiscal years from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, high speed data services, home shopping networks and electronic security monitoring services.

Comparison of the Years Ended December 31, 1996, 1997 and 1998

     The changes in the Company's results of operations for the year ended December 31, 1997 compared with the year ended December 31, 1996, were primarily the result of acquisitions, expanding existing cable television operations and the impact of subscriber rate increases implemented during June 1996 and 1997. The changes for the year ended December 31, 1998, compared with the prior year, were primarily the result of acquisitions, expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1997 and 1998, growth in advertising revenues and vendor price increases for the Company's programming. Refer to Liquidity and Capital Resources - Acquisitions for a discussion of acquisitions. The high level of depreciation and amortization associated with acquisitions and the continuing program of upgrading and expansion of the System, and interest and placement costs associated with financing activities will continue to have a negative impact on the reported results of operations. The Company expects to report net losses for the foreseeable future. The following table is derived from the Company's consolidated financial statements that are included in this Annual Report on Form 10-K and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                                      Percentage of Revenues
                                                      Year Ended December 31,
                                                   -----------------------------
                                                     1996       1997      1998
                                                   --------  --------  ---------
Revenues                                             100.0%    100.0%    100.0%

Operating expenses:
Direct operating and programming                      30.4      32.3      34.3
Selling, general and administrative                   18.1      18.2      17.4
Depreciation and amortization                         25.4      24.6      24.1
Management fees to managing general partner            5.5       5.4       6.1
                                                   --------  --------  --------
Operating income                                      20.6%     19.5%     18.1%
                                                   ========  ========  ========


     Revenues

     The primary revenue sources, reflected as a percentage of total revenues, were as follows:


                                                  Year Ended December 31,
                                                ---------------------------
                                                  1996      1997      1998
                                                -------   -------   -------

Regulated service and equipment fees                73%       74%       74%
Premium programming fees                            13%       12%       10%
Advertising sales and other services                14%       14%       16%



     Total revenues for the year ended December 31, 1997 increased 10.3% from the prior year, primarily due to acquisitions, basic subscriber growth and the positive impact of rate increases implemented during June 1996 and 1997, partially offset by price reductions on certain services and a decrease in premium programming services and advertising revenues. Revenues increased approximately 22.3% for the year ended December 31, 1998 compared with the prior year, primarily due to acquisitions, basic subscriber growth, growth in advertising revenues, and the positive impact of rate increases on June 1, 1997 and June 1, 1998. These increases were partially offset by price reductions on certain services and a decrease in premium programming services.

     The increases (decreases) were attributable to the following:

                                            Percentage of
                                         Increase (Decrease)
                                         for the Year Ended
                                            December 31,
                                       ---------------------
                                         1997         1998
                                       --------     --------
        Acquisitions                        48%          69%
        Basic subscriber growth             38%          13%
        Rate increases                      24%           7%
        Premium programming fees           (11%)         (5%)
        Advertising sales and other          1%          16%

     Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 17.1% and 29.8% for the years ended December 31, 1997 and 1998, respectively, compared with the respective prior years. Such increases were primarily due to increased basic and premium programming costs and increased costs associated with providing cable modem and electronic security monitoring services as well as increased operating expenses from acquired systems. Net acquired and sold systems accounted for approximately 25% and 20% of the increase for the years ended December 31, 1997 and 1998, respectively.

     Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 11.0% and 17.3% for the years ended December 31, 1997 and 1998, respectively, compared with the respective prior years. The increases were primarily due to incremental costs associated with acquisitions, costs associated with subscriber growth and increased advertising expenses. Net acquired and sold systems accounted for approximately 35% and 34% of the increase for each of the years ended December 31, 1997 and 1998, respectively. Selling, general and administrative expenses remained constant as a percentage of revenues for the year ended December 31, 1997 and decreased for the year ended December 31, 1998 when compared with the respective prior year, which reflects the impact of rate increases and the successful integration of acquired systems with existing operations.

     Depreciation and Amortization. Depreciation and amortization was higher for the years ended December 31, 1997 and 1998 compared with the respective prior year, primarily due to increased depreciation and amortization related to acquisitions and increased capital expenditures.

     Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees were relatively flat as a percentage of revenues for the year ended December 31, 1997 as compared to the prior year. Such fees increased as a percentage of revenues for the year ended December 31, 1998 as compared to the prior year primarily due to increased corporate expenditures.

     Interest Expense. For the years ended December 31, 1997 and 1998, interest expense increased 23.1% and 6.1% compared to the respective prior year. The increase in interest expense during 1997 was primarily attributable to an increase in the average interest rate on outstanding debt due to the issuance of $200,000 of 10 5/8% Senior Notes on November 12, 1996 and an increase in the average amount of debt outstanding during 1997 as compared with the prior year. The increase in interest expense during 1998 as compared to the prior year was primarily attributable to an increase in the average amount of debt outstanding as compared to the prior year primarily due to acquisitions.

     Interest Expense-Affiliates. The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for acquisitions, capital expenditures, repayment of debt and working capital. Interest expense-affiliates was flat for the year ended December 31, 1997 as compared with the prior year. Interest expense-affiliates increased for the year ended December 31, 1998 as compared with the prior year primarily due to increased affiliate payables related to acquisitions.

     Gain on Sale of Assets. The Company exchanged its limited partnership investment in TMIP for interests in cable television systems in the December 4, 1998 TMIP restructuring. As a result of this exchange, the Company recognized a gain of approximately $7,200, representing the excess of fair value of the assets received over the carrying value of the investment exchanged.

Liquidity and Capital Resources

     The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. During the three years in the period ended December 31, 1998, the Company committed substantial capital resources for these purposes. These expenditures were funded through long-term borrowings and advances from affiliates and internally generated funds. The Company's aggregate outstanding borrowings as of December 31, 1998 were $726,982. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

     Capital Expenditures

     Capital expenditures for the years ended December 31, 1996, 1997 and 1998 were $28,117, $37,867 and $59,672 respectively. The increases in capital expenditures for the years ended December 31, 1997 and 1998 compared to the respective prior years were primarily due to the impact of acquired systems and increased investment related to the rebuilding of the Company's cable plant. The Company expects capital expenditures for 1999 to range from $60,000 to $75,000.

     Financing Activities

     The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of financing from both its owners and external sources. During the three year period ended December 31, 1998, the Company funded its working capital requirements, capital expenditures, and acquisitions through long-term borrowings primarily from banks and affiliates, issuance of debt securities by Olympus, advances from affiliates and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings by refinancing the principal with new loans, and by paying the interest out of internally generated funds.

     Most of Olympus' directly-owned subsidiaries have their own senior credit agreements. Typically, borrowings under these agreements are collateralized by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At December 31, 1997 and 1998, an aggregate of $427,000 and $519,443, respectively, in borrowings were outstanding under these agreements. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Management believes that the borrowers were in compliance with the agreements' covenants at December 31, 1998. At December 31, 1998, approximately $160,605 of the net assets of subsidiaries would be permitted to be transferred to Olympus in the form of distributions, dividends and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 1998. The subsidiaries are permitted to pay management fees to Olympus or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

     A subsidiary of Olympus is a co-borrower with an affiliate under a $200,000 credit agreement. The subsidiary is permitted to borrow up to $39,500 of the available credit, none of which was included in subsidiary debt as of December 31, 1997 and 1998. In conjunction with the acquisition of the partnership interests of National Cable Acquisition Associates, L.P. ("National") in 1997 and the TMIP restructuring in 1998, subsidiaries of Olympus assumed the obligation for a total of $187,000 of a $350,000 credit agreement of Hilton Head Communications, L.P. ("Hilton Head"), $118,000 and $135,000 of which was included in subsidiary debt as of December 31, 1997 and 1998, respectively. Each of these subsidiaries is liable for all borrowings under the respective credit agreements, although the lenders have no recourse against Olympus other than against Olympus' interest in and the assets of the respective subsidiaries.

     The amount of borrowings available to Olympus under revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Olympus had commitments from banks for additional borrowings of up to $62,750, which included $52,750 also available to affiliates at December 31, 1998, which expire through 2003. Olympus pays commitment fees of
 .375% of unused principal.

      Subsidiary debt is due at various dates through 2003. Interest rates are based upon one or more of the following rates at the option of the borrowers: prime rate plus 0% to 1%; certificate of deposit rate plus .875% to 2.25%; or LIBOR plus .625% to 2%. At December 31, 1997 and 1998, the weighted average interest rate on subsidiary debt was 7.18% and 6.51%, respectively. Interest is payable quarterly. The rates on 8.6% of Olympus' subsidiary debt were fixed for at least one year through interest rate swap agreements.

     On November 12, 1996, Olympus issued $200,000 of 10 5/8% Senior Notes (the "Senior Notes"). Interest is payable semi-annually. The Senior Notes are unsecured and are due November 15, 2006. Olympus may redeem up to $70,000 of the Senior Notes at 110.625% of principal through November 6, 1999. Commencing November 15, 2001, Olympus may redeem the Senior Notes in whole or in part at 105.3125% of principal declining annually to par on November 15, 2004. Holders of the Senior Notes have the right to require Olympus to redeem their Senior Notes at 101% of principal upon a Change of Control (as defined in the Indenture). The pending acquisition by Adelphia of the Olympus partnership interests owned by the FPL Group would constitute a Change of Control in accordance with the Indenture and, upon the closing of the transaction, Olympus would be required to offer to repurchase all of the Senior Notes. The Senior Note Holders' option expires 30 days from Olympus' mailing of the purchase offer notices. Olympus intends to fund any redemptions through additional borrowings and advances from Adelphia. The Indenture stipulates, among other things, limitations on additional borrowings, payment of dividends or distributions, repurchase of equity interests, transactions with affiliates and the sale of assets.

     Olympus has interest rate swap agreements with banks to reduce the impact of changes in interest rates on its bank debt. Olympus enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Olympus is exposed to credit loss in the event of nonperformance by the banks. Olympus does not expect any such nonperformance. At December 31, 1997, Olympus would have received approximately $615 and at December 31, 1998, Olympus would have been required to pay approximately $1,327, to settle its interest rate swap agreements, representing the difference between fair value and carrying cost of these agreements at the respective dates.

     Acquisitions

     On December 4, 1998, Olympus consummated a series of transactions to restructure the ownership of TMIP. The restructuring resulted in Olympus exchanging its nonconsolidated preferred limited partnership investment in TMIP for 100% ownership of a cable television system serving approximately 28,000 subscribers in Palm Beach County, Florida subject to $38,027 in debt and a 75% consolidated general partner interest in TMIP subject to $31,166 in debt. The restructured TMIP owns a cable television system serving approximately 34,000 subscribers located principally in Broward County, Florida and a 33.9% interest in an entity which owns cable television systems serving approximately 10,000 subscribers in Virginia. The acquisition was accounted for under the purchase method of accounting.

     On November 30, 1998, Olympus acquired cable television systems from Time Warner for approximately $33,400. These systems serve approximately 20,000 subscribers in communities around Lake Okeechobee, Florida. The acquisition has been accounted for under the purchase method of accounting.

     On July 15, 1998, Olympus acquired the Fort Myers cable television operations from Cable TV Fund 12-A, Ltd. This system was acquired for approximately $110,000 and serves approximately 46,000 subscribers located in and around Fort Myers, Florida. The acquisition was accounted for under the purchase method of accounting.

     In 1997, Olympus completed the acquisition of all of the partnership interests of National from Hilton Head, an entity controlled by the family of John Rigas (principal shareholder of Adelphia), for a purchase price of approximately $118,000. National provided cable service to approximately 57,000 subscribers in Palm Beach County, Florida at the date of acquisition and also owned limited partnership interests in TMIP. The acquisition was accounted for under the purchase method of accounting and National's operations were consolidated with Olympus for financial reporting purposes effective as of October 1, 1997.

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

     Resources

     The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by the Company, or its subsidiaries of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

     The Company believes that cash and cash equivalents, internally generated funds, borrowings under existing credit facilities, advances from Adelphia or other affiliates and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

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

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements.

Inflation

     In the three years in the period ended December 31, 1998, the Company believes that inflation did not have a significant effect on its results of operations. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 1998, after giving effect to interest rate hedging agreements, approximately $481,482 of the Company's total debt was subject to floating interest rates.

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

     Cable television companies operate under franchises granted by local authorities, which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions that encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

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

     A third-party billing vendor currently facilitates customer billing. The Company is currently in the process of testing an in-house service ordering, provisioning, maintenance and billing system that would replace the third-party billing vendor. The Company expects to have this new system implemented by

September 1999. On a contingency basis, the third-party vendor has provided a written statement that it will certify it is fully year 2000 compliant by June 1999.

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

     Costs incurred through December 31, 1998 directly related to addressing the year 2000 issue are approximately $50. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $750. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

     The Company is communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to year 2000 issues related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, may have a material adverse effect on the Company, including significant service interruption or outages; however, the Company cannot currently estimate the extent of any such adverse effects.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company has entered into interest rate swap agreements with banks to reduce the impact of changes in interest rates by effectively converting a portion of its variable rate debt to fixed rate debt. As of December 31, 1998, the Company had interest rate swap agreements covering notional principal of $40,000 that expire during 2000 and that fix the interest rate at an average of 7.68%. The Company does not enter into any interest rate swap agreements for trading purposes. The Company is exposed to credit loss in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of December 31, 1998.



                                               Expected Maturity
                            ---------------------------------------------------                        Fair
                              1999      2000       2001      2002       2003   Thereafter   Total      Value
                          ---------- --------- ---------- --------- ---------- ---------- ---------- ---------
Debt:

Fixed Rate                $     --   $  --     $   --     $  --     $   --     $200,000   $200,000   $228,000
Average Interest Rate                                                            10.625%


Variable Rate             $ 47,000   $66,500   $ 80,750   $158,500  $166,693   $   --     $519,443   $519,443
Average Interest Rate        5.85%     5.83%      6.05%      6.11%     6.21%

Interest Rate Swaps:

Variable to F$xed         $    --    $40,000   $   --     $  --     $   --     $   --     $ 40,000   $ (1,327)
Average Pay Rate                       7.68%
Average Receive Rate                   5.08%



Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1998, plus the borrowing margin in effect at December 31, 1998. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1998.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements and related notes thereto and independent auditors report follow.



                                           INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report...................................................................................35

Consolidated Balance Sheets, December 31, 1997 and 1998........................................................36

Consolidated Statements of Operations, Years Ended December 31, 1996, 1997 and 1998............................37

Consolidated Statements of Partners' Equity (Deficiency), Years Ended December 31, 1996,
     1997 and 1998.............................................................................................38

Consolidated Statements of Cash Flows, Years Ended December 31, 1996, 1997 and 1998............................39

Notes to Consolidated Financial Statements.....................................................................40


INDEPENDENT AUDITORS' REPORT

Olympus Communications, L.P.:

We have audited the accompanying consolidated balance sheets of Olympus Communications, L.P. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, partners' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Olympus Communications, L.P. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
March 19, 1999



                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         December 31,
                                                 --------------------------
                                                     1997           1998
                                                 -----------    -----------

ASSETS:
Cable systems, at cost, net of accumulated
depreciation and amortization:
Property, plant and equipment                    $   265,783    $   355,470
Intangible assets                                    417,559        577,171
                                                 -----------    -----------
Total                                                683,342        932,641

Cash and cash equivalents                              3,554         44,617
Subscriber receivables - net                          12,577         14,407
Prepaid expenses and other assets - net               29,479         20,334
                                                 ===========    ===========
Total                                            $   728,952    $ 1,011,999
                                                 ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Subsidiary debt                                  $   427,000    $   519,443
Parent debt                                          200,000        200,000
Other debt                                            46,804          7,539
Accounts payable                                      15,947         23,311
Subscriber advance payments and deposits               7,907          6,965
Accrued interest and other liabilities                25,265         29,904
Accrued priority return on preferred limited
partner interests                                     22,241         36,397
Due to affiliates - net                               55,169        283,436
Deferred income taxes                                 40,836         40,951
                                                 -----------    -----------
Total liabilities                                    841,169      1,147,946
                                                 -----------    -----------

Commitments and contingencies (Note 5)

Partners' equity (deficiency):
Limited partners' interests                          488,398        570,298
General partners' equity (deficiency)               (600,615)      (706,245)
                                                 -----------    -----------
Total partners' equity (deficiency)                 (112,217)      (135,947)
                                                 ===========    ===========
Total                                            $   728,952    $ 1,011,999
                                                 ===========    ===========


                 See notes to consolidated financial statements.




                           OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Dollars in thousands)


                                                           Year Ended December 31,
                                                     ------------------------------------
                                                        1996          1997        1998
                                                     ----------   ----------   ----------

Revenues                                             $ 159,870    $ 176,363    $ 215,642
                                                     ---------    ---------    ---------

Operating expenses:
Direct operating and programming                        48,598       56,905       73,871
Selling, general and administrative                     28,974       32,163       37,720
Depreciation and amortization                           40,446       43,337       51,933
Management fees to managing affiliate                    8,839        9,566       13,174
                                                     ---------    ---------    ---------
Total                                                  126,857      141,971      176,698
                                                     ---------    ---------    ---------

Operating income                                        33,013       34,392       38,944
                                                     ---------    ---------    ---------

Other income (expense):
Interest expense                                       (40,748)     (50,150)     (53,222)
Interest expense - affiliates                           (6,600)      (6,600)      (9,582)
Gain on sale of assets                                    --          1,522        7,215
Other                                                      401        1,085          686
                                                     ---------    ---------    ---------
Total                                                  (46,947)     (54,143)     (54,903)
                                                     ---------    ---------    ---------

Loss before income taxes                               (13,934)     (19,751)     (15,959)
Income tax benefit (expense)                             2,984          (51)        (115)
                                                     ---------    ---------    ---------

Net loss                                               (10,950)     (19,802)     (16,074)

Priority return on preferred and senior
limited partner interests                              (65,644)     (75,893)     (89,456)
                                                     ---------    ---------    ---------

Net loss of general and limited partners
after priority return                                $ (76,594)   $ (95,695)   $(105,530)
                                                     =========    =========    =========

Basic and diluted net loss per general and limited
partners' unit after priority return                 $  (7,659)   $  (9,570)   $ (10,553)
                                                     =========    =========    =========

                            See notes to consolidated financial statements.




                                OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                                            (Dollars in thousands)
                                                                                           Total
                                                                                         Partners'
                                                              Limited      General        Equity
                                                              Partners     Partners    (Deficiency)
                                                            ------------ ------------  ------------

Balance, December 31, 1995                                  $   396,630  $  (415,174)  $   (18,544)

Net loss of general and limited partners after priority
return                                                             --        (76,594)      (76,594)
Issuance of preferred limited partner interests                  65,711         --          65,711
Capital distributions                                           (54,672)        (100)      (54,772)
                                                            -----------  -----------   -----------

Balance, December 31, 1996                                      407,669     (491,868)      (84,199)

Net loss of general and limited partners after priority
return                                                             --        (95,695)      (95,695)
Excess of ascribed value over historical cost of assets
purchased from affiliate                                           --        (22,752)      (22,752)
Issuance of preferred limited partner interests                  80,729         --          80,729
Capital contributions                                              --          9,800         9,800
Capital distributions                                              --           (100)         (100)
                                                            -----------  -----------   -----------

Balance, December 31, 1997                                  $   488,398  $  (600,615)  $  (112,217)

Net loss of general and limited partners after priority
return                                                             --       (105,530)     (105,530)
Issuance of preferred limited partner interests                  81,900         --          81,900
Capital distributions                                              --           (100)         (100)
                                                            -----------  -----------   -----------
Balance, December 31, 1998                                  $   570,298  $  (706,245)  $  (135,947)
                                                            ===========  ===========  ===========



                              See notes to consolidated financial statements.


                             OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Dollars in thousands)

                                                                  Year Ended December 31,
                                                          -------------------------------------
                                                               1996        1997         1998
                                                          ------------ ------------ -----------
Cash flows from operating activities:
Net loss                                                  $   (10,950) $   (19,802) $   (16,074)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation                                                   25,507       25,535       29,942
Amortization                                                   14,939       17,802       21,991
Gain on sale of assets                                           --         (1,522)      (7,215)
Accretion of non-interest bearing note                          6,207        7,993         --
Deferred income taxes                                          (2,965)          82          115
Changes in operating assets and liabilities, net of
effects of acquisitions:
Subscriber receivables                                         (2,653)      (1,174)        (857)
Prepaid expenses and other assets                             (16,318)      (3,596)     (11,630)
Accounts payable                                                  861          (53)       7,173
Subscriber advance payments and deposits                        1,469        1,733       (1,446)
Accrued interest and other liabilities                         17,314       (5,693)       3,590
                                                          -----------  -----------  -----------
Net cash provided by operating activities                      33,411       21,305       25,589
                                                          -----------  -----------  -----------

Cash flows from investing activities:
Business acquisitions, net of cash acquired                   (42,327)     (15,909)    (147,195)
Proceeds from sale of assets                                     --          1,955       10,469
Expenditures for property, plant and equipment                (28,117)     (37,867)     (59,672)
                                                          -----------  -----------  -----------
Net cash used for investing activities                        (70,444)     (51,821)    (196,398)
                                                          -----------  -----------  -----------

Cash flows from financing activities:
Proceeds from debt                                            324,500       15,000       99,500
Repayments of debt                                           (235,018)     (40,541)    (121,330)
Payments of priority returns                                  (64,438)     (74,129)     (75,300)
Amounts advanced from affiliates                                1,054       16,845      227,202
Issuance of preferred limited partner interests                65,711       80,729       81,900
Capital contributions                                            --          9,800         --
Capital distributions                                         (54,772)        (100)        (100)
Costs associated with debt financing                           (6,215)        --           --
                                                          -----------  -----------  -----------
Net cash provided by financing activities                      30,822        7,604      211,872
                                                          -----------  -----------  -----------

(Decrease) increase in cash and cash equivalents               (6,211)     (22,912)      41,063

Cash and cash equivalents, beginning of year                   32,677       26,466        3,554
                                                          -----------  -----------  -----------

Cash and cash equivalents, end of year                    $    26,466  $     3,554  $    44,617
                                                          ===========  ===========  ===========

Supplemental disclosure of cash flow activity -
cash payments for interest                                $    38,283  $    49,707  $    62,574
                                                          ===========  ===========  ===========

                        See notes to condensed consolidated financial statements.


                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)



1. The Partnership and Basis of Presentation:
     Olympus Communications, L.P. and subsidiaries ("Olympus") is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by ACP Holdings, Inc., ("ACP Holdings"), a wholly-owned subsidiary of Adelphia Communications Corporation ("Adelphia") and managing general partner of Olympus. The remaining 50% of the voting interests are held by various Telesat entities ("Telesat") which are wholly-owned subsidiaries of FPL Group, Inc. ("FPL"). On January 28, 1999, the partners entered into an agreement for Adelphia to acquire Telesat's partnership interests in Olympus. Refer to Note 11 for additional information about this transaction. Olympus' operations consist primarily of selling video programming that is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables.

     The consolidated financial statements include the accounts of Olympus and its substantially wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     On March 28, 1996, ACP Holdings, Telesat, Olympus, Adelphia and certain shareholders of Adelphia entered into an agreement which amended certain aspects of an investment agreement and the Olympus Partnership Agreement. The amendment provided for the repayment of certain amounts owed to Telesat totaling $20,000, the release of certain obligations of Telesat to Olympus and the reduction of Telesat's PLP and accrued priority return balances by $20,000. The amendment further provided for a $40,000 distribution to Adelphia as a reduction of its PLP interest and accrued priority return balances. These repayments and distributions were made on March 29, 1996 and were funded through internally generated funds and borrowings by a subsidiary of Olympus.

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

     In 1997, Olympus completed the acquisition of all of the partnership interests of National Cable Acquisition Associates, L.P. ("National") from Hilton Head Communications, L.P. ("Hilton Head"), an entity controlled by the family of John Rigas (principal shareholder of Adelphia), for a purchase price of approximately $118,000. National provided cable service to approximately 57,000 subscribers in Palm Beach County, Florida at the date of acquisition and also owned limited partnership interests in Tele-Media Investment Partnership, L.P. ("TMIP"). The acquisition was accounted for under the purchase method of accounting and National's operations were consolidated with Olympus for financial reporting purposes effective as of October 1, 1997. The purchase price was paid through the assumption of liabilities.

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

     On November 30, 1998, Olympus acquired cable television systems from Time Warner for approximately $33,400. These systems serve approximately 20,000 subscribers in communities around Lake Okeechobee, Florida. The acquisition has been accounted for under the purchase method of accounting.

     On December 4, 1998, Olympus consummated a series of transactions to restructure the ownership of TMIP. The restructuring resulted in Olympus exchanging its nonconsolidated preferred limited partnership investment in TMIP for 100% ownership of a cable television system serving approximately 28,000 subscribers in Palm Beach County, Florida subject to $38,027 in debt and a 75% consolidated general partner interest in TMIP subject to $31,166 in debt. The restructured TMIP owns a cable television system serving approximately 34,000 subscribers located principally in Broward County, Florida and a 33.9% interest in an entity which owns cable television systems serving approximately 10,000 subscribers in Virginia. The acquisition was accounted for under the purchase method of accounting.

     The following unaudited financial information assumes that all of the aforementioned acquisition/disposal transactions had occurred on January 1, 1996.



                                                                                       Year Ended December 31,
                                                                            -------------------------------------------
                                                                                 1996            1997           1998
                                                                            -------------------------------------------
   Revenues                                                                $    219,661     $   230,084     $  246,020
   Net loss                                                                     (26,765)        (35,249)       (29,363)
   Net loss of general and limited partners after priority return               (92,409)       (111,144)      (118,819)
   Basic and diluted net loss per general and limited partners'
       unit after priority return                                                (9,241)        (11,114)       (11,882)

2. Summary of Significant Accounting Policies:
Subscriber Revenues

     Subscriber revenues are recorded in the month the service is provided.

Subscriber Receivables

     An allowance for doubtful accounts of $622 and $716 is recorded as a reduction of subscriber receivables at December 31, 1997 and 1998, respectively.

Programming Expense

     Adelphia allocates charges from programmers to affiliates (including Olympus) based on the number of subscribers to each programming service.

Property, Plant and Equipment

     Property, plant and equipment are comprised of the following:


                                                                              December 31,
                                                                  --------------------------------------
                                                                        1997                 1998
                                                                  -----------------  -------------------

         Operating plant and equipment                               $     366,104      $       456,876
         Real estate and improvements                                        5,786                7,102
         Support equipment                                                   7,874                9,839
         Construction in progress                                           28,816               54,520
                                                                     --------------     ----------------
                                                                           408,580              528,337
         Accumulated depreciation                                         (142,797)            (172,867)
                                                                     --------------     ----------------
                                                                     $     265,783      $       355,470
                                                                     ==============     ================



     Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost, which includes amounts for material, applicable labor, and interest.

Intangible Assets

     Intangible assets, net of accumulated amortization, are comprised of the following:




                                                                                December 31,
                                                                     ---------------------------------
                                                                         1997                1998
                                                                     --------------     --------------

         Purchased franchises                                        $     360,188       $    492,446
         Purchased subscriber lists                                         36,032             43,213
         Goodwill                                                           21,339             41,512
                                                                     -------------      -------------
                                                                     $     417,559       $    577,171
                                                                     =============      =============


     A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over periods of up to 40 years. Purchased subscriber lists are amortized on the straight-line method over the average periods that the listed subscribers are expected to receive service from the date of acquisition, which range from 7 to 10 years. Accumulated amortization of intangible assets amounted to $125,178 and $144,548 at December 31, 1997 and 1998, respectively.

Other Assets

     The unamortized amount of deferred debt financing costs included in prepaid expenses and other assets was $9,450 and $8,806 at December 31, 1997 and 1998, respectively. Such costs are amortized over the term of the related debt.

     At December 31, 1997, prepaid expenses and other assets also included the Company's limited partnership investment in TMIP of $14,310. Income of $906 and $1,838 from this investment is included in revenues for the years ended December 31, 1997 and 1998, respectively. This investment was exchanged for interests in cable television systems in the December 4, 1998 TMIP restructuring transaction described in Note 1. As a result of this exchange, the Company recognized a gain of approximately $7,200, representing the excess of fair value of the assets received over the carrying value of the investment exchanged.

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

Noncash Financing and Investing Activities

     Capital leases entered into during 1996, 1997 and 1998 totaled $1,147, $415 and $5,709, respectively. Business acquisitions for 1997 and 1998 include the acquisition of National and the TMIP restructuring, respectively (see Note 1).

Basic and Diluted Net Loss Per General and Limited Partners' Unit After Priority Return

     Basic and diluted net loss per general and limited partners' unit after priority return is based upon the weighted average number of general and limited partner units outstanding of 10.0 for all periods presented.

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

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements.


3. Debt:
Subsidiary Debt

     Subsidiary debt is comprised of amounts due under credit agreements with banks.

     The amount of borrowings available to Olympus under revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Olympus had commitments from banks for additional borrowings of up to $62,750, which included $52,750 also available to affiliates at December 31, 1998, which expire through 2003. Olympus pays commitment fees of
 .375% of unused principal.

     Borrowings under these credit arrangements of subsidiaries are collateralized by substantially all of the assets of the respective subsidiaries. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Management believes that the borrowers were in compliance with the agreements' covenants at December 31, 1998. At December 31, 1998, approximately $160,605 of the net assets of subsidiaries would be permitted to be transferred to Olympus in the form of distributions, dividends and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 1998. The subsidiaries are permitted to pay management fees to Olympus or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

     A subsidiary of Olympus is a co-borrower with an affiliate under a $200,000 credit agreement. The subsidiary is permitted to borrow up to $39,500 of the available credit, none of which was included in subsidiary debt as of December 31, 1997 and 1998. In conjunction with the acquisition of the partnership interests of National and the TMIP restructuring, another subsidiary of Olympus assumed the obligation for $187,000 of a $350,000 credit agreement of Hilton Head, $118,000 and $135,000 of which was included in subsidiary debt as of December 31, 1997 and 1998, respectively. Each of these subsidiaries is liable for all borrowings under the respective credit agreements, although the lenders have no recourse against Olympus other than against Olympus' interest in the respective subsidiaries.

      Subsidiary debt is due at various dates through 2003. Interest rates are based upon one or more of the following rates at the option of the borrowers: prime rate plus 0% to 1%; certificate of deposit rate plus .875% to 2.25%; or LIBOR plus .625% to 2%. At December 31, 1997 and 1998, the weighted average interest rate on subsidiary debt was 7.18% and 6.51%, respectively. Interest is payable quarterly. The rates on 8.6% of Olympus' subsidiary debt were fixed for at least one year through interest rate swap agreements.

     The following table sets forth the mandatory reductions in principal under all agreements for indebtedness at December 31 of each of the next five years based on amounts outstanding at December 31, 1998:


       Year ending December 31, 1999                               $    48,000
       Year ending December 31, 2000                                    66,500
       Year ending December 31, 2001                                    80,750
       Year ending December 31, 2002                                   158,500
       Year ending December 31, 2003                                   166,693


     Olympus intends to fund its debt maturities through borrowings under new credit agreements and internally generated funds. Changing conditions in the financial markets may have an impact on how Olympus will refinance its debt in the future.

Parent Debt

     On November 12, 1996, Olympus issued $200,000 of 10 5/8% Senior Notes (the "Senior Notes"). Net proceeds, after payment of transaction costs, of approximately $195,000 were used to reduce amounts outstanding on Olympus' subsidiary debt. Interest is payable semi-annually. The Senior Notes are unsecured and are due November 15, 2006. Olympus may redeem up to $70,000 of the Senior Notes at 110.625% of principal through November 6, 1999. Commencing November 15, 2001, Olympus may redeem the Senior Notes in whole or in part at 105.3125% of principal declining annually to par on November 15, 2004. Holders of the Senior Notes have the right to require Olympus to redeem their Senior Notes at 101% of principal upon a Change of Control (as defined in the Indenture). The pending acquisition by Adelphia of the Olympus partnership interests owned by Telesat (see Note 11) would constitute a Change of Control in accordance with the Indenture and, upon the closing of the transaction, Olympus would be required to offer to repurchase all of the Senior Notes. The Senior Note Holders' option expires 30 days from Olympus' mailing of the purchase offer notices. Olympus intends to fund any redemptions through additional borrowings and advances from Adelphia. The Indenture also stipulates, among other things, limitations on additional borrowings, payment of dividends or distributions, repurchase of equity interests, transactions with affiliates and the sale of assets.

Other Debt

     As of December 31, 1997 and 1998, other debt consists, in part, of purchase money indebtedness and capital leases incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is based on the Federal Funds rate plus 1.4% or the U.S. Treasury rate plus approximately 2.8%. As of December 31, 1997 and 1998, other debt also includes $45,000 and $1,000 regarding the seller note from the acquisition of Leadership Cable on January 5, 1996.

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

     The following table summarizes the notional amounts outstanding and weighted average interest rate data for all swaps and caps which expire during 2000.

                                                                           December 31,
                                                                     1997             1998
            Pay Fixed Swaps:
            Notional amount                                   $    115,000       $   40,000
            Average receive rate                                     5.85%            5.47%
            Average pay rate                                         6.54%            7.68%

            Receive Fixed Swaps:
            Notional amount                                   $    140,000       $       --
            Average receive rate                                     7.58%               --
            Average pay rate                                         5.83%               --

            Interest Rate Caps:
            Notional amount                                   $     75,000       $       --
            Average cap rate                                         7.50%               --



4. Limited Partners' Interests and General Partners' Equity (Deficiency):
     Olympus' equity includes Preferred Limited Partner, Senior Limited Partner, General and Limited Partner Interests. Refer to Note 11 for information regarding the pending acquisition by Adelphia of the Olympus partnership interests owned by Telesat.

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

Allocation of Profits, Losses and Distributions

     Profits and losses of Olympus for income tax purposes are allocated 99% to the limited partner of Olympus and 1% to the managing general partner of Olympus until the aggregate profits allocated to the limited partner equals the aggregate losses allocated to the limited partner, at which time the managing general partner receives two-thirds, and the limited partner of Olympus receives one-third of the net income and losses of Olympus. As specified in the partnership agreement, allocations will be made in the following order to the holders of the: (i) Senior Limited Partner Interests; (ii) Special Limited Partner Interests, if any; and (iii) Preferred Limited Partner Interests. Such allocations will equal a return of their capital plus 16.5% per annum priority return less any priority return previously paid. After such allocations, distributions by Olympus will be made in the following order: (1) 99% of any remaining amount will be distributed two-thirds to the managing general partner and any partner holding voting units acquired directly or indirectly from the managing partner, pro rata, and one-third to partners holding the remaining voting units; and (2) thereafter pro rata to all partners holding voting units. At December 31, 1998, 10 voting units were outstanding of which five were held by ACP Holdings, the managing general partner, and five were held by Telesat, a general and limited partner.

5. Commitments and Contingencies:
     Olympus rents office space, tower sites, and space on utility poles under leases with terms that are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,495, $1,614 and $1,974 for 1996, 1997 and 1998, respectively.

     In connection with certain obligations under existing franchise agreements, Olympus obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Olympus has fulfilled all of its obligations such that no payments under surety bonds have been required.

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

     The cable television industry and Olympus are subject to extensive regulation at the federal, state and local levels. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, the FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology or, in the alternative, a cost of service showing and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Several amendments to the rate regulations have subsequently been added.

     The FCC has adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Telecommunications Act of 1996 (the "1996 Act") deregulates the rates for cable programming services on March 31, 1999. Olympus cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations or litigation.


6. Employee Benefit Plans:
     Olympus participates in an Adelphia savings plan (401(k)) which provides that eligible full-time employees may contribute from 2% to 20% of their pre-tax compensation subject to certain limitations. Olympus matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During the years ended 1996, 1997 and 1998 no significant matching contributions were made by Olympus.


7. Taxes on Income:
     Certain subsidiaries of Olympus are corporations that file separate federal and state income tax returns. At December 31, 1998, these subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $185,500 expiring through 2012. The partnership investments of Olympus are tax entities in which the filing of returns and related tax liabilities are the responsibility of the individual owners.

     Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

The tax effects of significant items comprising Olympus' net deferred tax liability as of December 31, 1997 and 1998 are as follows:


                                                                                                 December 31,
                                                                                     ------------------------------------
                                                                                            1997               1998
                                                                                     -----------------  -----------------
             Deferred tax liabilities:
               Differences between book and tax basis of property,
                 plant and equipment and intangible assets                           $         90,777   $         88,360
                                                                                     -----------------  -----------------

             Deferred tax assets:
               Operating loss carryforwards                                                    71,391             71,391
               Other                                                                              123                233
               Valuation allowance                                                            (21,573)           (24,215)
                                                                                     -----------------  -----------------

                       Subtotal                                                                49,941             47,409
                                                                                     -----------------  -----------------

             Net deferred tax liability                                              $         40,836   $         40,951
                                                                                     =================  =================


     The net change in the valuation allowance for the year ended December 31, 1998 was an increase of $2,642.

     The income tax benefit (expense) for the years ended December 31, 1996, 1997 and 1998 is as follows:




                                                                      Year Ended December 31,
                                                         -------------------------------------------------
                                                              1996             1997             1998
                                                         ---------------  ---------------  ---------------

             Federal:
               Current                                   $           19   $          --    $          --
               Deferred                                           2,386             (46)             (99)

             State:
               Current                                               --              31               --
               Deferred                                             579             (36)             (16)
                                                         ---------------  ---------------  ---------------
                                                         $        2,984   $         (51)   $        (115)
                                                         ===============  ===============  ===============



     Reconciliations between the statutory federal income tax rate and Olympus' effective income tax rate as a percentage of loss before income taxes are as follows:

                                                                               Year Ended December 31,
                                                                  ------------------------------------------------
                                                                       1996             1997             1998
                                                                  --------------   --------------  ---------------

             Statutory federal income tax rate                            (35%)            (35%)            (35%)
             Change in valuation allowance                                 26%               8%              17%
             Operating losses passed through
               to partners                                                 (9%)             27%              20%
             State taxes, net of federal benefit                           (3%)            -- %              (1%)
                                                                  --------------   --------------  ---------------
             Effective income tax rate                                    (21%)            -- %               1%
                                                                  ==============   ==============  ===============


8. Disclosures about Fair Value of Financial Instruments:
     Included in Olympus' financial instrument portfolio are cash, notes payable to banks, Senior Notes and interest rate swaps and caps. The carrying values of the notes payable to banks approximate their fair values at December 31, 1998. The fair value of the Senior Notes exceeded their carrying cost by approximately $22,000 and $28,000 at December 31, 1997 and 1998, respectively. At December 31, 1997, Olympus would have received approximately $615 and at December 31, 1998, Olympus would have been required to pay approximately $1,327 to settle its interest rate swap and cap agreements, representing the difference between fair value and carrying cost of these agreements. The fair values of the debt and interest rate swaps and caps were based upon quoted market prices of similar instruments or on rates available to Olympus for instruments of the same remaining maturities.


9. Transactions with Related Parties:
     Olympus has an agreement with a subsidiary of Adelphia which provides for the payment of management fees by Olympus. The amount and payment of these fees is subject to restrictions contained in the partnership agreements.

     Olympus has periodically received funds from and advanced funds to Adelphia and other affiliates. Olympus was charged $6,600 of interest on such net payables for each of 1996 and 1997, and $9,582 for 1998.

     At December 31, 1997, Olympus had interest rate swaps with an affiliate for a notional amount of $140,000 for Receive Fixed Swaps. These swaps expired during 1998. The net effect of these interest rate swaps was to decrease interest expense by $2,554, $2,308 and $2,033 in 1996, 1997 and 1998, respectively.

     Effective October 1, 1997, Olympus completed the acquisition of all of the partnership interests of National from Hilton Head, an entity controlled by the family of John Rigas (principal shareholder of Adelphia), for a purchase price of approximately $118,000 (see Note 1).

10. Quarterly Financial Data (unaudited):
     The following tables summarize the financial results of Olympus for each of the quarters in the years ended December 31, 1997 and 1998.


                                                                       Three Months Ended
                                                        --------------------------------------------------
                                                          March 31     June 30   September 30  December 31
                                                        -----------  -----------  -----------  -----------
Year ended December 31, 1997:

Revenues                                                $    41,411  $    42,173  $    43,235  $    49,544
                                                        -----------  -----------  -----------  -----------

Operating expenses:
Direct operating and programming                             13,869       13,912       13,604       15,520
Selling, general and administrative                           7,511        7,545        7,976        9,131
Depreciation and amortization                                 9,939        9,982       10,579       12,837
Management fees to managing affiliate                         2,357        2,390        2,261        2,558
                                                        -----------  -----------  -----------  -----------
Total                                                        33,676       33,829       34,420       40,046
                                                        -----------  -----------  -----------  -----------

Operating income                                              7,735        8,344        8,815        9,498
                                                        -----------  -----------  -----------  -----------

Other income (expense):
Interest expense                                            (11,434)     (11,538)     (12,506)     (14,672)
Interest expense - affiliates                                (1,650)      (1,650)      (1,650)      (1,650)
Gain on sale of assets                                         --           --           --          1,522
Other (expense) income                                          (44)         181          252          696
                                                        -----------  -----------  -----------  -----------
Total                                                       (13,128)     (13,007)     (13,904)     (14,104)
                                                        -----------  -----------  -----------  -----------

Loss before income taxes                                     (5,393)      (4,663)      (5,089)      (4,606)
Income tax benefit (expense)                                     75           50         --           (176)
                                                        -----------  -----------  -----------  -----------

Net loss                                                     (5,318)      (4,613)      (5,089)      (4,782)

Priority return on preferred and senior limited
partner interests                                           (18,006)     (18,473)     (19,284)     (20,130)
                                                        -----------  -----------  -----------  -----------
Net loss of general and limited partners after
priority return                                         $   (23,324) $   (23,086) $   (24,373) $   (24,912)
                                                        ===========  ===========  ===========  ===========
Basic and diluted net loss per general and limited
partners' unit after priority return                    $    (2,332) $    (2,309) $    (2,437) $    (2,492)
                                                        ===========  ===========  ===========  ===========



                                                                       Three Months Ended
                                                        --------------------------------------------------
                                                          March 31     June 30   September 30  December 31
                                                        -----------  -----------  -----------  -----------
Year ended December 31, 1998:

Revenues                                                $    50,918  $    51,198  $    54,380  $    59,146
                                                        -----------  -----------  -----------  -----------

Operating expenses:
Direct operating and programming                             17,285       17,663       18,376       20,547
Selling, general and administrative                           9,043        8,827        9,287       10,563
Depreciation and amortization                                12,250       11,998       12,890       14,795
Management fees to managing affiliate                         2,698        2,888        3,769        3,819
                                                        -----------  -----------  -----------  -----------
Total                                                        41,276       41,376       44,322       49,724
                                                        -----------  -----------  -----------  -----------

Operating income                                              9,642        9,822       10,058        9,422
                                                        -----------  -----------  -----------  -----------

Other income (expense):
Interest expense                                            (12,733)     (12,693)     (13,825)     (13,971)
Interest expense - affiliates                                (1,942)      (1,959)      (2,711)      (2,970)
Gain on sale of assets (see Note 2)                            --           --           --          7,215
Other                                                           370          613          176         (473)
                                                        -----------  -----------  -----------  -----------
Total                                                       (14,305)     (14,039)     (16,360)     (10,199)
                                                        -----------  -----------  -----------  -----------

Loss before income taxes                                     (4,663)      (4,217)      (6,302)        (777)
Income tax expense                                             --            (28)         (56)         (31)
                                                        -----------  -----------  -----------  -----------

Net loss                                                     (4,663)      (4,245)      (6,358)        (808)

Priority return on preferred and senior limited
partner interests                                           (20,792)     (21,923)     (22,876)     (23,865)
                                                        -----------  -----------  -----------  -----------
Net loss of general and limited partners after
priority return                                         $   (25,455) $   (26,168) $   (29,234) $   (24,673)
                                                        ===========  ===========  ===========  ===========
Basic and diluted net loss per general and limited
partners' unit after priority return                    $    (2,546) $    (2,617) $    (2,923) $    (2,467)
                                                        ===========  ===========  ===========  ===========

11. Subsequent Event:
     On January 28, 1999, Adelphia entered into an agreement to acquire the Olympus partnership interests owned by Telesat for approximately $108,000, subject to definitive terms to be negotiated by both parties. Upon the closing of this transaction, Adelphia will own 100% of Olympus. Closing of this transaction is expected to occur during the third quarter of 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers of the Registrant

     The directors and executive officers of the Adelphia subsidiary which is the managing general partner of the Company, ACP Holdings, Inc. ("ACP Holdings") are:

Name                                   Age     Position
John J. Rigas...................        74     Chairman and Director of ACP Holdings
Michael J. Rigas................        45     Executive Vice President and Director of ACP Holdings
Timothy J. Rigas................        42     Executive Vice President, Treasurer and Director of
                                                  ACP Holdings
James P. Rigas..................        41     Executive Vice President and Director of ACP Holdings
Daniel R. Milliard..............        51     Senior Vice President, Secretary and Director of ACP Holdings
James R. Brown..................        36     Vice President of ACP Holdings



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

     Daniel R. Milliard is Senior Vice President and Secretary of ACP Holdings, President and Secretary of Hyperion Telecommunications, Inc., a majority owned subsidiary of Adelphia, and Senior Vice President and Secretary of Adelphia and its subsidiaries. He has been with Adelphia since 1982. He served as outside general counsel to Adelphia's predecessors from 1979 to 1982, and with ACP Holdings since its inception in 1989. Mr. Milliard graduated from American University in 1970 with a B.S. degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971 and received a Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a director of Citizens Bank Corp., Inc. in Coudersport, Pennsylvania and is a member of the Board of Directors of the Charles Cole Memorial Hospital.

     James R. Brown is Vice President of ACP Holdings and Vice President of Finance of Adelphia and its other subsidiaries. He has been with Adelphia since 1984. Mr. Brown graduated with a B.S. degree in Industrial and Management Engineering from Rensselaer Polytechnic Institute in 1984.

     The Partnership Agreement of the Company establishes an Operating Committee, which is comprised equally of members designated by ACP Holdings, and FPL Group. The Operating Committee meets quarterly to review the business and operations of the Company. In addition, the Operating Committee reviews and evaluates the historic operating performance of the Company against its budget and the historic operating performance of the System under its management agreements.


ITEM 11.  EXECUTIVE COMPENSATION
     Neither the Company nor ACP Holdings has any employment contracts in effect with the executive officers of ACP Holdings, including any compensatory plans or arrangements resulting from the resignation, retirement or other termination of such executive officers of ACP Holdings. Each of the executive officers of ACP Holdings is an executive officer of Adelphia. As executive officers of Adelphia, such individuals are parties to employment contracts with Adelphia and are compensated by Adelphia in accordance with the decisions of the Compensation Committee of the Board of Directors of Adelphia. Pursuant to the Partnership Agreement, the Company pays Adelphia a management fee representing an allocation of the corporate overhead of Adelphia, which includes a portion for executive salaries.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     ACP Holdings serves as the managing general partner of the Company and holds voting general partnership interests representing 50% of the voting interests of the Company. FPL Group through subsidiaries holds general and limited partnership interests representing the remaining 50% of the voting interests. The current ownership interests are subject to an agreement for Adelphia to acquire the Olympus partnership interests owned by FPL Group for approximately $108.0 million, subject to definitive terms to be negotiated by both parties. Upon the closing of this transaction, Adelphia will own 100% of Olympus. Closing of this transaction is expected to occur during the third quarter of 1999. Adelphia and FPL Group also held through their subsidiaries, as of December 31, 1998, $366.9 million Preferred Limited Partner ("PLP") interests and $183.4 million PLP interests, respectively, which provide for a 16.5% per annum priority return, and $283.4 million and $20.0 million in indebtedness and Senior Limited Partnership ("SLP") interests in the Company, respectively. The address of Adelphia and the Company is Main at Water Street, Coudersport, Pennsylvania 16915. The telephone number for both is 814-274-9830. The address of FPL Group, Cable GP, Inc. and Cable LP III, Inc. is 11760 Highway 1, Suite 600, North Palm Beach, Florida, 33408.

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

     The Managing General Partner has the sole right to manage and control the affairs of the Company and its direct affiliates and is authorized and empowered to carry out and implement any and all of the purposes of the Company pursuant to the terms of the Partnership Agreement. The Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based generally upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. The Company is entitled to receive the benefits (on an average cost basis) of any programming or purchasing agreements available to Adelphia or one of its affiliates if such benefits are permitted to be passed through to the Company. The Company has also agreed not to contract with or enter into any contract with an electric utility without first making such opportunity available to FPL Group and its affiliates. Although the Partnership Agreement does not prohibit the Partners from engaging in or possessing an interest in other business ventures or activities of any nature and description, there are certain limitations on the activities of the Partners, including (i) prior to any Partner or its affiliates acquiring a direct or indirect beneficial ownership interest in a cable system (other than as a passive investor in a cable system of less than one percent of the outstanding equity interests in any publicly traded person) in the state of Florida or in any cable system outside of the state of Florida within 100 miles of any head-end site of the Company, such cable system shall be offered to the Company, (ii) any transaction between the Company and the Managing General Partner or its affiliates must be on terms at least as favorable to the Company as those available to unrelated parties, (iii) certain transactions (as described below) must be approved by a Majority-in-Interest of the Partners and (iv) certain transactions (as described below) must be approved by a Super Majority-in-Interest of the Partners. The following transactions require the approval of a Majority-in-Interest of the Partners (more than 75% of the Units) (i) any amendment to the Partnership Agreement, (ii) election of an additional or substitute Managing General Partner, (iii) dissolution or liquidation, (iv) incorporation, (v) borrowings or refinancings of borrowings in excess of $5,000,000, (vi) the issuance of any PLP or SLP interests, (vii) adoption or amendment of the annual operating budget or capital budget of the Company, subject to certain exceptions, (viii) transactions with Partners or their affiliates not otherwise specifically permitted by the Partnership Agreement, (ix) change or reorganization of the Company into any other legal form of organization, (x) loaning of funds of the Company or acting as a Guarantor except as permitted by the Partnership Agreement, (xi) admission of new partners, (xii) the selection of a new independent certified public accountant and (xiii) the acquisition of less than 95 percent of any other company or partnership. The approval of a Super Majority-in-Interest of the Partners (more than 85% of the Units) of the Company is required to approve (i) the filing on behalf of the Company of a petition in bankruptcy or insolvency,
(ii) the sale, trade, exchange or other disposition of assets of the Company other than in the ordinary course of business and other than transactions involving less than 5,000 cable subscribers per fiscal year, (iii) the purchase or other acquisition from a third-party owner of any CATV systems or subscribers other than line or plant extensions or other transactions involving less than 5,000 cable subscribers, (iv) any call for additional Capital Contributions beyond that expressly permitted by the Partnership Agreement and (v) the issuance of any partnership Units in the Company or General Partner, Limited Partner or Managing General Partner Interests.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Pursuant to the Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based generally upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Amounts of such fees paid for 1998 were $13.2 million.

     The Company has periodically received funds from and advanced funds to Adelphia and Doris Holdings, L.P. and Highland Holdings, partnerships controlled by the Rigas family. The Company was charged $9.6 million of interest on such net payables for 1998. Amounts outstanding to Adelphia and its affiliates were $283.4 million as of December 31, 1998.

      The Company had interest rate swaps with Adelphia for a notional amount of $140.0 million which expired in 1998. The net effect of these interest rate swaps was to decrease interest expense by $2.0 million in 1998.

     On March 29, 1996 Telesat Acquisition Limited Partnership ("Telesat"), a subsidiary of Olympus, and Global Acquisition Partners, L.P., a subsidiary of Adelphia, were added as co-borrowers to a $200 million credit facility of Highland Video Associates, L.P. ("Highland Video"), a partnership controlled by the Rigas family. Telesat is permitted to borrow up to $39.5 million of the available credit, none of which was included in subsidiary debt at December 31, 1998. The Company pledged its partnership interests in Telesat in favor of the banks at the time Telesat was added as a co-borrower.

     National Cable Acquisition Associates, L.P. ("National"), a subsidiary of Olympus, assumed the obligation for $187.0 million of a $350.0 million credit agreement of Hilton Head Communications, L.P., an entity controlled by the family of John Rigas. Of this total, $118.0 million and $135.0 million was included in subsidiary debt at December 31, 1997 and 1998, respectively. National is liable for all borrowings under the credit agreement, although the lenders have no recourse against the Company other than the Company's interest in National.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

       (a)
          (1) A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed on page 34 of this Annual Report on Form 10-K.

          (2)  Financial Statement Schedules:
               The following are included in this Report:
               Schedule I  -- Condensed Financial Information of the Registrant
               Schedule II -- Valuation and Qualifying Accounts

         (3)Exhibits


Exhibit No.       Description


      3.1 Certificate of Limited Partnership of Olympus Communications, L.P., together with all amendments thereto. (Incorporated herein by reference is Exhibit 99.03 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)

      3.2         Certificate of Incorporation of Olympus Capital  Corporation.
                  (Incorporated herein by reference is Exhibit 99.01 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)

      3.3 Bylaws of Olympus Capital Corporation. (Incorporated herein by reference is Exhibit 99.02 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)

      3.4 Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated as of February 28, 1995. (Incorporated herein by reference is Exhibit 10.32 of the Adelphia Communications Corporation's Annual Report on Form 8-K for the fiscal year ended March 31, 1995.) (File Number 0-16014)

      3.5 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated September 1, 1995. (Incorporated herein by reference is Exhibit 10.33 to Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996.) (File Number 0-16014)

      3.6 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated March 29, 1996. (Incorporated herein by reference is Exhibit
                  10.34 to Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996.) (File Number 0-16014)

  Exhibit No.      Description


      3.7 Second Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated June 27, 1996. (Incorporated herein by reference is Exhibit 10.35 to Adelphia Communications Corporation's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996.) (File Number 0-16014)

      4.1 Indenture, dated as of November 12, 1996, between the Registrants and Bank of Montreal Trust Company. (Incorporated herein by reference is Exhibit 10.02 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)

      4.2         Form of Note. (contained in Indenture filed as Exhibit 4.1.)


      10.1 Revolving Credit Facility among Adelphia Cable Partners, L.P., Southeast Florida Cable, Inc., West Boca Acquisition Limited Partnership and Toronto-Dominion (Texas), Inc., as Administrative Agent, dated May 12, 1995. (Incorporated herein by reference is exhibit 10.03 to Adelphia Communications Corporation's Current Report on Form 8-K dated June 30, 1995.) (File Number 0-16014)

      10.2 Amended Credit Agreement, dated as of March 29, 1996, among Highland Video Associates L.P., Telesat Acquisition Limited Partnership, Global Acquisition Partners, L.P., the various financial institutions as parties thereto, Bank of Montreal as syndication agent, Chemical Bank as documentation agent, and the Bank of Nova Scotia as administrative agent. (Incorporated herein by reference is Exhibit 10.37 to Adelphia Communications Corporation's Current Report on Form 8-K dated June 19, 1996.) (File Number 0-16014)

      10.3 Term Note for $70,000,000 dated January 4, 1996 from Leadership Acquisition Limited Partnership payable to Fairbanks Communications, Inc. due on December 30, 1997. (Incorporated herein by reference is Exhibit 10.05 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)

      10.4 Agreement of Guaranty and Suretyship, dated January 4, 1996, by Olympus Communications, L.P. regarding the Term Note contained in Exhibit 10.4 herein. (Incorporated herein by reference is Exhibit 10.6 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)

  Exhibit No.     Description

      10.5        Form of Management  Fee  Subordination  Agreement.
                  (contained  as Annex A in Indenture  filed as Exhibit 4.1
                   herein.)

      10.6 Asset Purchase Agreement dated as of June 8, 1995 between Olympus Communications, L.P., a Delaware limited partnership, Fairbanks Communications, Inc., an Indiana corporation, and Leadership Security Services, Inc., a Florida corporation. (Incorporated herein by reference is Exhibit 10.01 to Adelphia Communications Corporation's Current Report on Form 8-K dated January 3, 1997.) (File Number 0-16014)

      10.7 Purchase and Sale Agreement dated December 23, 1997 by and among NCAA Holdings, Inc. and Hilton Head Communications, L.P. and Olympus Communications, L.P. and Olympus Communications Holdings, LLC. (Incorporated herein by reference is Exhibit
                  10.8 to Olympus Communication's Annual Report on Form 10-K for the year ended December 31, 1998.) (File Number 333-19327)

     21.1*        Subsidiaries of the Registrant.

     27.1*        Financial Data Schedule.

*Filed herewith.



                                   SCHEDULE I (Page 1 of 4)
                                 OLYMPUS COMMUNICATIONS, L.P.
              Condensed Information as to the Financial Position of the Registrant
                                    (Dollars in thousands)
                                                                              December 31,
                                                                       ------------------------
                                                                           1997         1998
                                                                       -----------  -----------
ASSETS:
Investment in cable television subsidiaries                            $   266,933  $   292,901
Other assets - net                                                           5,505        4,923
                                                                       -----------  -----------
Total                                                                  $   272,438  $   297,824
                                                                       ===========  ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
10 5/8% Senior Notes due 2006                                          $   200,000  $   200,000
Other debt                                                                  45,000        1,000
Unsecured notes and payables to cable television
subsidiaries and affiliates, net                                           103,626      183,731
Accrued priority return on PLP interests                                    22,241       36,397
Accrued interest and other liabilities                                      13,788       12,643
                                                                       -----------  -----------
Total liabilities                                                          384,655      433,771

Total partners' equity (deficiency) - [see consolidated financial
statements included herein for details]                                   (112,217)    (135,947)
                                                                       -----------  -----------
Total                                                                  $   272,438  $   297,824
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



                                          SCHEDULE I (Page 2 of 4)
                                        OLYMPUS COMMUNICATIONS, L.P.
                     Condensed Information as to the Operations of the Registrant
                                           (Dollars in thousands)

                                                               Year Ended December 31,
                                                      -------------------------------------
                                                          1996         1997         1998
                                                      -----------  -----------  -----------
INCOME:
Income from subsidiaries and affiliates               $     7,613  $     5,451  $     6,439
                                                      -----------  -----------  -----------

EXPENSES:
Operating expenses and fees to subsidiaries                   166          225           27
Amortization                                                   91          660          511
Interest expense                                            2,892       25,414       17,948
Interest expense to subsidiaries and affiliates            11,660       13,522       16,736
Management fees to Managing Affiliate                       8,839        9,566       13,154
                                                      -----------  -----------  -----------
Total                                                      23,648       49,387       48,376
                                                      -----------  -----------  -----------


Loss before equity in net income of subsidiaries          (16,035)     (43,936)     (41,937)
Equity in net income of subsidiaries                        5,085       24,134       25,863
                                                      -----------  -----------  -----------


Net loss                                              $   (10,950) $   (19,802) $   (16,074)
                                                      ===========  ===========  ===========





              See notes to condensed financial information of the Registrant.


                                        SCHEDULE I (Page 3 of 4)
                                      OLYMPUS COMMUNICATIONS, L.P.
                    Condensed Information as to the Cash flows of the Registrant
                                         (Dollars in thousands)
                                                                 Year Ended December 31,
                                                         -------------------------------------
                                                             1996         1997         1998
                                                         -----------  -----------  -----------
Cash flows from operating activities:
Net loss                                                 $   (10,950) $   (19,802) $   (16,074)
Adjustments to reconcile net loss to net cash used
or operating activities:
Equity in net income of subsidiaries                          (5,085)     (24,134)     (25,863)
Amortization                                                      91          660          511
Accretion of non-interest bearing note                          --          7,993         --
Change in operating assets and liabilities, net of
effects of acquisitions:
Other assets                                                     624         (385)        (134)
Accrued interest and other liabilities                        15,153       (2,412)      (1,145)
                                                         -----------  -----------  -----------
Net cash used for operating activities                          (167)     (38,080)     (42,705)
                                                         -----------  -----------  -----------

Cash flows from investing activities:
Investment in subsidiary                                    (160,000)      (5,020)     (10,469)
Proceeds from sale of assets                                    --           --         10,469
Advances from subsidiaries and related parties                17,091       51,700       80,105
                                                         -----------  -----------  -----------
Net cash (used for) provided by investing activities        (142,909)      46,680       80,105
                                                         -----------  -----------  -----------

Cash flows from financing activities:
Capital distribution                                         (54,672)        --           --
Payments of priority returns                                 (64,438)     (74,129)     (75,300)
Proceeds from debt                                           200,000         --           --
Repayments of debt                                              --        (25,000)     (44,000)
Costs associated with debt financing                          (5,350)        --           --
Issuance of preferred limited partner interests               65,711       80,729       81,900
Capital contributions                                           --          9,800         --
                                                         -----------  -----------  -----------
Net cash provided by (used for) financing activities         141,251       (8,600)     (37,400)
                                                         -----------  -----------  -----------

Decrease in cash and cash equivalents                         (1,825)        --           --

Cash and cash equivalents, beginning of year                   1,825         --           --
                                                         -----------  -----------  -----------

Cash and cash equivalents, end of year                   $      --    $      --    $      --
                                                         ===========  ===========  ===========

Supplemental disclosure of cash flow activity -
Cash payments for interest                               $    11,660  $    31,080  $    34,392
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


                            SCHEDULE I (Page 4 of 4)
                          OLYMPUS COMMUNICATIONS, L.P.
           Notes to Condensed Financial Information of the Registrant
                             (Dollars in thousands)


1.  Notes Payable to Subsidiaries and Affiliates:

     Olympus Communications, L.P. ("Olympus") has periodically received funds from and advanced funds to subsidiaries and affiliates. These affiliate balances, some of which eliminate upon preparation of consolidated financial statements, totaled $103,626 and $183,731 at December 31, 1997 and 1998, respectively. Olympus paid $11,660, $13,522 and $16,736 of interest expense on certain of these net payables to subsidiaries and affiliates during 1996, 1997 and 1998, respectively. Interest was charged at rates ranging from 4.9% to 16.5%.


                                                       SCHEDULE II
                                              OLYMPUS COMMUNICATIONS, L.P.
                                            VALUATION AND QUALIFYING ACCOUNTS
                                                     (In thousands)

                                                     Balance         Charged
                                                       at            to Costs                          Balance
                                                    Beginning          and          Deductions-        at End
                                                    of Period        Expenses        Write-Offs       of Period
                                                 --------------  ---------------   --------------  --------------

Year Ended December 31, 1996

Allowance for Doubtful Accounts                  $         411   $        3,775   $        3,574   $          612
                                                 ==============  ===============  ===============  ===============

Valuation Allowance for Deferred Tax Assets      $      16,156   $        3,920   $           --   $       20,076
                                                 ==============  ===============  ===============  ===============

Year Ended December 31, 1997

Allowance for Doubtful Accounts                  $         612   $        3,836   $        3,826   $          622
                                                 ==============  ===============  ===============  ===============

Valuation Allowance for Deferred Tax Assets      $      20,076   $        1,497   $           --   $       21,573
                                                 ==============  ===============  ===============  ===============

Year Ended December 31, 1998

Allowance for Doubtful Accounts                  $         622   $        4,339   $        4,245   $          716
                                                 ===============  ==============  ===============  ===============

Valuation Allowance for Deferred Tax Assets      $      21,573   $        2,642   $           --   $       24,215
                                                 ==============  ===============  ===============  ===============



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                          OLYMPUS COMMUNICATIONS, L.P.
                              By: ACP HOLDINGS, INC
                                                              Managing General Partner
March 31, 1999                                                By:     /s/ Timothy J. Rigas
                                                              Timothy J. Rigas,
                                                              Executive Vice President, Treasurer, Principal
                                                              Accounting Officer and Principal Financial
                                                              Officer of ACP Holdings, Inc.

                           OLYMPUS CAPITAL CORPORATION
March 31, 1999                                                By:     /s/ Timothy J. Rigas
                                                              Timothy J. Rigas,
                                                              Executive Vice President, Treasurer, Principal
                                                              Accounting Officer and Principal Financial
                                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

March 31, 1999                                          /s/ John J. Rigas
                                                        John J. Rigas,
                                                        Chairman and Director of ACP Holdings, Inc. and
                                                        President and Director of Olympus Capital Corporation

March 31, 1999                                          /s/ Timothy J. Rigas
                                                        Timothy J. Rigas,
                                                        Executive Vice President, Treasurer, Principal
                                                        Financial Officer, Director and Principal Accounting
                                                        Officer of ACP Holdings, Inc. and Olympus Capital
                                                        Corporation

March 31, 1999                                          /s/ Michael J. Rigas
                                                        Michael J. Rigas,
                                                        Executive Vice President and Director of ACP
                                                        Holdings, Inc. and Olympus Capital
                                                        Corporation

March 31, 1999                                          /s/ James P. Rigas
                                                        James P. Rigas,
                                                        Executive Vice President, and Director of ACP
                                                        Holdings, Inc. and Olympus Capital Corporation

March 31, 1999                                          /s/ Daniel R. Milliard
                                                        Daniel R. Milliard,
                                                        Senior Vice President and Director of ACP
                                                        Holdings, Inc. and Senior Vice President and
                                                        Secretary of Olympus Capital Corporation


                                                                   EXHIBIT 21.1

List of Subsidiaries of Olympus Communications L.P.1

OLYMPUS COMMUNICATIONS, L.P. (a Delaware limited partnership)

       ADELPHIA CABLE PARTNERS, L.P. (99.98% general partnership interest)
        (a Delaware  limited partnership)

              Key Biscayne Cablevision (50% general partnership interest)
               (a Pennsylvania general partnership)

              Southeast Florida Cable, Inc. (a Florida corporation)

                    Mercom of Florida, Inc. (a Florida corporation)

                    Palm Beach Group Cable Inc. (a Florida corporation)

                           Palm Beach Group Cable Joint Venture (50% general
                            partnership interest)(a Florida general partnership)

              South Florida Cable Advertising (14.28571% general partnership interest) (a Florida general partnership)


              Timotheos Communications, L.P. (a Delaware limited partnership)2

       ADELPHIA TELECOM OF FLORIDA, INC. (a Delaware corporation)

       FT MYERS ACQUISITION LIMITED PARTNERSHIP (a Delaware limited partnership)

       LEADERSHIP ACQUISITION LIMITED PARTNERSHIP (99.9% general and limited partnership interests held by Olympus and its wholly-owned subsidiaries) (a Delaware limited partnership)

       NATIONAL CABLE ACQUISITION ASSOCIATES, L.P. (a Delaware limited partnership)

       OLYMPUS CAPITAL CORPORATION (a Delaware corporation)

       OLYMPUS COMMUNICATIONS HOLDING, LLC (a Delaware limited liability company)

       TELESAT ACQUISITION LIMITED PARTNERSHIP (99.9% general and limited partnership interests held by Olympus and its wholly-owned subsidiaries) (a Delaware limited partnership)

       WEST BOCA ACQUISITION L.P. (99.9% general and limited partnership interests held by Olympus and its wholly-owned subsidiaries)(a Delaware limited partnership)

              Starpoint, Limited Partnership (50.36% limited partnership interest) (a Pennsylvania limited partnership)

                    Cable Sentry Corporation (a Florida corporation)

                    Automatic Alarms Company, Inc. (a Florida corporation)

              West Boca Security, Inc. (a Delaware corporation)




--------
1 Ownership of subsidiaries is indicated by indentations. Ownership of each subsidiary is 100% unless otherwise indicated parenthetically or by footnote.
2 Adelphia Cable Partners, L.P. and Olympus Communications, L.P. own 99.9% and
   .1%, respectively, of the partnership interests of Timotheos Communications, L.P. (a Delaware limited partnership).