Form 10-Q
period 1999-03-31
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 1999-05-17
CIK 861255, 754019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended March 31, 1999

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

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 1998 and March 31, 1999....................3

         Condensed Consolidated Statements of Operations - Three Months Ended
          March 31, 1998 and 1999........................................................................4

         Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31,
          1998 and 1999..................................................................................5

         Notes to Condensed Consolidated Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations..................................................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................16

Item 2.  Changes in Securities..........................................................................16

Item 3.  Defaults Upon Senior Securities................................................................16

Item 4.  Submission of Matters to a Vote of Security Holders............................................16

Item 5.  Other Information..............................................................................16

Item 6.  Exhibits and Reports on Form 8-K...............................................................16


SIGNATURES..............................................................................................17


                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                             (Dollars in thousands)

                                                    December 31,      March 31,
                                                        1998            1999
                                                    ------------   -------------

ASSETS:
Cable systems, at cost, net of accumulated
depreciation and amortization:
Property, plant and equipment                        $   355,470    $   369,050
Intangible assets                                        577,171        571,335
                                                     -----------    -----------
Total                                                    932,641        940,385

Cash and cash equivalents                                 44,617          2,801
Subscriber receivables - net                              14,407         16,837
Prepaid expenses and other assets - net                   20,334         22,363
                                                     ===========    ===========
Total                                                $ 1,011,999    $   982,386
                                                     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Subsidiary debt                                      $   519,443    $   342,250
Parent debt                                              200,000        200,000
Other debt                                                 7,539          7,847
Accounts payable                                          23,311         23,961
Subscriber advance payments and deposits                   6,965          8,907
Accrued interest and other liabilities                    29,904         33,745
Accrued priority return on preferred limited
partner interests                                         36,397         42,198
Due to affiliates - net                                  283,436        431,649
Deferred income taxes                                     40,951         41,037
                                                     -----------    -----------
Total liabilities                                      1,147,946      1,131,594
                                                     -----------    -----------

Commitments and contingencies (Note 4)

Partners' equity (deficiency):
Limited partners' interests                              570,298        590,773
General partners' equity (deficiency)                   (706,245)      (739,981)
                                                     -----------    -----------
Total partners' equity (deficiency)                     (135,947)      (149,208)
                                                     ===========    ===========
Total                                                $ 1,011,999    $   982,386
                                                     ===========    ===========


            See notes to condensed consolidated financial statements.



                    OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                               (Dollars in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                          ---------------------------
                                                                1998        1999
                                                           ------------ ------------

Revenues                                                    $    50,918  $    64,866
                                                            -----------  -----------

Operating expenses:
Direct operating and programming                                 17,285       22,952
Selling, general and administrative                               9,043       11,742
Depreciation and amortization                                    12,250       18,259
Management fees to managing affiliate                             2,698        3,543
                                                            -----------  -----------
Total                                                            41,276       56,496
                                                            -----------  -----------

Operating income                                                  9,642        8,370
                                                            -----------  -----------

Other income (expense):
Interest expense                                                (12,733)     (12,075)
Interest expense - affiliates                                    (1,942)      (5,269)
Other                                                               370         --
                                                            -----------  -----------
Total                                                           (14,305)     (17,344)
                                                            -----------  -----------

Loss before income taxes                                         (4,663)      (8,974)
Income tax expense                                                 --            (86)
                                                            -----------  -----------

Net loss                                                         (4,663)      (9,060)

Priority return on preferred and senior
limited partner interests                                       (20,792)     (24,626)
                                                            -----------  -----------

Net loss of general and limited partners
after priority return                                       $   (25,455) $   (33,686)
                                                            ===========  ===========

Basic and diluted net loss per general and limited
partners' unit after priority return                        $    (2,546) $    (3,369)
                                                            ===========  ===========


             See notes to condensed consolidated financial statements.


                    OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (Dollars in thousands)

                                                                Three Months Ended
                                                                      March 31,
                                                           ----------------------------
                                                                 1998         1999
                                                            ------------  ------------
Cash flows from operating activities:
Net loss                                                    $    (4,663)  $    (9,060)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation                                                      6,794         9,812
Amortization                                                      5,456         8,447
Deferred income taxes                                              --              86
Changes in operating assets and liabilities, net of
effects of acquisitions:
Subscriber receivables                                              642        (2,430)
Prepaid expenses and other assets                                   (46)       (4,638)
Accounts payable                                                  1,792           650
Subscriber advance payments and deposits                             73         1,942
Accrued interest and other liabilities                            4,285         3,807
                                                            -----------   -----------
Net cash provided by operating activities                        14,333        8,616
                                                            -----------   -----------

Cash flows from investing activities:
Business acquisitions                                            (2,055)         --
Expenditures for property, plant and equipment                  (13,249)      (22,860)
                                                            -----------   -----------
Cash used for investing activities                              (15,304)      (22,860)
                                                            -----------   -----------

Cash flows from financing activities:
Proceeds from debt                                               43,000          --
Repayments of debt                                              (43,153)     (177,385)
Payments of priority returns                                    (18,825)      (18,825)
Amounts advanced (to) from affiliates                              (475)      148,213
Issuance of preferred limited partner interests                  20,475        20,475
Capital distributions                                               (50)          (50)
                                                            -----------   -----------
Net cash provided by (used in) financing activities                 972       (27,572)
                                                            -----------   -----------

Increase (decrease) in cash and cash equivalents                      1       (41,816)

Cash and cash equivalents, beginning of period                    3,554        44,617
                                                            -----------   -----------

Cash and cash equivalents, end of period                    $     3,555   $     2,801
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Olympus at March 31, 1999, and the results of operations for the three months ended March 31, 1998 and 1999, have been included. These condensed consolidated financial statements should be read in conjunction with Olympus' consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998 ("Annual Report"). The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

1.  The Registrants:

         Olympus Communications, L.P. is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia Communications Corporation ("Adelphia") and the managing general partner of Olympus. The remaining 50% of the voting interest is held by various wholly-owned subsidiaries of FPL Group, Inc. On January 28, 1999, the partners entered into an agreement for Adelphia to acquire FPL Group's partnership interests in Olympus no later than July 11, 1999. Olympus' operations consist primarily of selling video programming which is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables.

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

2. Significant Events Subsequent to the Annual Report:

         On May 6, 1999, certain subsidiaries and affiliates of Adelphia and Olympus closed on an $850,000 credit facility. The credit facility consists of a $600,000, 8 1/2 year reducing revolving credit loan and a $250,000, 9 year term loan. Proceeds from initial borrowings were held as cash by certain of Olympus' affiliates and used to repay existing indebtedness of the co-borrower group.

3.   Supplemental Financial Information:

         Cash payments for interest were $9,384 and $14,124 for the three months ended March 31, 1998 and 1999, respectively. Accumulated depreciation of property, plant and equipment amounted to $172,867 and $182,660 at December 31, 1998 and March 31, 1999, respectively. Accumulated amortization of intangible assets amounted to $144,548 and $152,367 at December 31, 1998 and March 31, 1999, respectively.

4.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Annual Report for a discussion of material commitments and contingencies.

5.  Recent Accounting Pronouncements:

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, year 2000 issues and changes in the competitive environment in which the Company operates.

         Olympus Communications, L.P. and subsidiaries ("Olympus" or the "Company") is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia Communications Corporation ("Adelphia") and managing general partner of Olympus. The remaining 50% of the voting interest is held by various wholly-owned subsidiaries of FPL Group, Inc. On January 28, 1999, the partners announced an agreement pursuant to which Adelphia will acquire FPL Group's partnership interests in Olympus no later than July 11, 1999.

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

         Olympus earned substantially all of its revenues in the three months ended March 31, 1998 and 1999 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, electronic security monitoring services, pay-per-view programming, home shopping networks, high speed data services and digital cable services.

         The changes in Olympus' operating results for the quarter ended March 31, 1999, compared to the same period of the prior year, were primarily the result of acquisitions, expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1998, growth in advertising revenue, and vendor price increases for the Company's programming.

         The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continuing program of upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the next several years.

The following table sets forth certain cable television system data at the dates indicated.


                                                 March 31,
                                     -------------------------------   Percent
                                          1998              1999       Increase
                                      -----------       -----------   ----------
     Homes Passed by Cable              755,185           949,122       25.7%
     Basic Subscribers                  501,722           650,858       29.7%




         The following table is derived from Olympus' condensed consolidated financial statements that are included in this Form 10-Q and sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                                       Three months ended
                                                            March 31,
                                                 -----------------------------
                                                      1998            1999
                                                  ----------      -----------

    Revenues                                          100.0%          100.0%

    Operating expenses:
      Direct operating and programming                 33.9%           35.4%
      Selling, general and administrative              17.8%           18.1%
      Depreciation and amortization                    24.1%           28.1%
      Management fees to managing affiliate             5.3%            5.5%
                                                  ----------       ----------
         Operating income                              18.9%           12.9%
                                                  ==========       ==========

Revenues. The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:


                                                         Three months ended
                                                              March 31,
                                                     ---------------------------
                                                        1998            1999
                                                     ----------     ------------

       Regulated service and equipment                   73%             74%
       Premium programming services                      11%             10%
       Advertising sales and other services              16%             16%


         Total revenues increased approximately 27.4% for the three month period ended March 31, 1999 compared with the same period of the prior year, primarily due to acquisitions, basic subscriber growth, growth in advertising revenues and the impact of rate increases, partially offset by price reductions on certain services.

         The increase in revenues was attributable to the following:



                                                            Three Months
                                                                Ended
                                                            March 31, 1999
                                                            --------------
       Acquisitions                                              76%
       Basic subscriber growth                                   15%
       Rate increases                                             3%
       Advertising sales and other services                       6%




         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 32.8% for the three month period ended March 31, 1999 compared with the same period of the prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased basic and premium programming costs and increased technical costs associated with providing cable modem and electronic security monitoring services.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 29.8% for the three month period ended March 31, 1999 compared with the same period of the prior year. This increase was primarily due to incremental costs associated with acquisitions and subscriber growth.

         Depreciation and Amortization. Depreciation and amortization was higher for the three month period ended March 31, 1999 compared with the same period of the prior year, primarily due to increased depreciation and amortization related to acquisitions and increased capital expenditures.

         Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries (as provided in the management agreement) with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees increased as a percentage of revenues for the three month period ended March 31, 1999 as compared with the same period of the prior year, primarily due to increased corporate expenditures.

         Interest Expense. Interest expense did not change substantially compared with the same period of the prior year.

         Interest Expense-Affiliates. The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for acquisitions, capital expenditures, repayment of debt and working capital. Interest expense-affiliates increased approximately 171.3% for the three month period ended March 31, 1999 compared with the same period of the prior year primarily due to increased affiliate payables related to debt repayments and acquisitions.


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

         Capital expenditures for the three months ended March 31, 1998 and 1999 were $13,249 and $22,860, respectively. The Company expects capital expenditures for the remaining nine months of the year ending December 31, 1999 to range from $45,000 to $60,000.

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

         At March 31, 1999, the Company's total outstanding debt aggregated approximately $550,000 which included approximately $201,000 of parent debt, and approximately $349,000 of subsidiary debt. In addition, the Company had an aggregate of approximately $2,800 in cash and cash equivalents, and as of May 6, 1999, $637,750 in unused credit lines with banks, which includes $600,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance.

         At May 6, 1999, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through 2007. The Company's weighted average interest rate on subsidiary debt was approximately 7.02% at March 31, 1998 compared to 6.01% at March 31, 1999. At March 31, 1999, approximately 4.4% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         Mandatory reductions in principal under all agreements for indebtedness for the four years and nine months after March 31, 1999, based on amounts outstanding at March 31, 1999, are as follows:



       Nine months ending December 31, 1999                      $    7,038
       Year ending December 31, 2000                                 67,555
       Year ending December 31, 2001                                 81,506
       Year ending December 31, 2002                                 95,798
       Year ending December 31, 2003                                 97,705


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

         The closing of the redemption of the Olympus partnership interests held by FPL Group pursuant to the agreement announced January 28, 1999 will constitute a change of control under the Company's 10 5/8% Senior Notes due 2006. As a result, the holders of the Senior Notes will have the right to require the Company to purchase their Senior Notes at 101% of the aggregate principal amount thereof plus accrued and unpaid interest. To the extent that holders require the Company to repurchase their Senior Notes, the Company plans to use its existing credit facilities and, if necessary, future financing sources to fund such purchases.

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

         Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when, or that additional competition from this industry consolidation will not have an adverse effect on the Company.

Regulatory and Competitive Matters

         The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation of cable programming service tier rates on March 31, 1999.

         Rates for basic and certain cable programming services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic and cable programming services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

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

Year 2000 Issue

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company is evaluating the impact of the year 2000 issue on its business applications and its products and services. The evaluation includes a review of the Company's information technology systems, cable network equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company is also evaluating the potential impact as a result of its reliance on third-party systems that may have the year 2000 issue.

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

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company is in the process of implementing. The Company expects its financial reporting systems to be year 2000 compliant by July 1999.

         A third-party billing vendor currently facilitates customer billing. The Company is currently in the process of testing an in-house service ordering, provisioning, maintenance and billing system that would replace the third-party billing vendor. The Company expects to have this new system implemented by August 1999. On a contingency basis, the third-party vendor implemented its own year 2000 solution in April 1999.
         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company is engaged in a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks. The Company expects to implement any hardware and software modifications, upgrades or replacements resulting from the internal review by August 1999.

         Costs incurred through March 31, 1999 directly related to addressing the year 2000 issue have been approximately $60. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $750. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

     The Company is communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to the year 2000 issue related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, may have a material adverse effect on the Company, including significant service interruption or outages; however, the Company cannot currently estimate the extent of any such adverse effects.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    No material changes have occurred during the quarter ended March 31, 1999 for interest rate swaps or principal outstanding on fixed rate debt. Principal outstanding on variable rate debt declined approximately $178 million during the quarter ended March 31, 1999 compared to December 31, 1998.


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

         None


Item  6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit 27.01 Financial Data Schedule (supplied for the
               information of the Commission).

          (b) Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

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

                                        OLYMPUS  COMMUNICATIONS, L.P.

                                          BY:  ACP HOLDINGS, INC.
                                               Managing General Partner

Date:  May 17, 1999                       By:  /s/ Timothy J. Rigas
                                               --------------------
                                               Timothy J. Rigas
                                               Executive Vice President,
                                               Treasurer, Principal Accounting
                                               Officer and Principal Financial
                                               Officer of ACP Holdings, Inc.


Date:  May 17, 1999                     OLYMPUS CAPITAL CORPORATION

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