Form 10-Q
period 1999-06-30
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 1999-08-16
CIK 861255, 754019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 1998 and June 30, 1999...................3

         Condensed Consolidated Statements of Operations - Three and Six Months Ended
          June 30, 1998 and 1999.......................................................................4

         Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30,
          1998 and 1999................................................................................5

         Notes to Condensed Consolidated Financial Statements..........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations................................................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................16

Item 2.  Changes in Securities.........................................................................16

Item 3.  Defaults Upon Senior Securities...............................................................16

Item 4.  Submission of Matters to a Vote of Security Holders...........................................16

Item 5.  Other Information.............................................................................16

Item 6.  Exhibits and Reports on Form 8-K..............................................................16


SIGNATURES.............................................................................................17


                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements




                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                 December 31,        June 30,
                                                      1998             1999
                                                 -------------    --------------
ASSETS:
Cable systems, at cost, net of accumulated
depreciation and amortization:
Property, plant and equipment                    $     355,470    $     379,346
Intangible assets                                      577,171          568,044
                                                 -------------    -------------
Total                                                  932,641          947,390

Cash and cash equivalents                               44,617            5,197
Subscriber receivables - net                            14,407           14,548
Prepaid expenses and other assets - net                 20,334           14,986
                                                 =============    =============
Total                                            $   1,011,999    $     982,121
                                                 =============    =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Subsidiary debt                                  $     519,443    $        --
Parent debt                                            200,000          200,000
Other debt                                               7,539            7,503
Accounts payable                                        23,311           22,190
Subscriber advance payments and deposits                 6,965            6,973
Accrued interest and other liabilities                  29,904           21,613
Accrued priority return on preferred limited
partner interests                                       36,397           56,138
Due to affiliates - net                                283,436          802,942
Deferred income taxes                                   40,951           41,131
                                                 -------------    -------------
Total liabilities                                    1,147,946        1,158,490
                                                 -------------    -------------

Commitments and contingencies (Note 4)

Partners' equity (deficiency):
Limited partners' interests                            570,298          604,423
General partners' equity (deficiency)                 (706,245)        (780,792)
                                                 -------------    -------------
Total partners' equity (deficiency)                   (135,947)        (176,369)
                                                 =============    =============
Total                                            $   1,011,999    $     982,121
                                                 =============    =============


            See notes to condensed consolidated financial statements.






                                    OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Dollars in thousands)

                                                          Three Months Ended         Six Months Ended
                                                               June 30,                   June 30,
                                                      -----------------------------------------------------
                                                          1998          1999          1998          1999
                                                      -----------   -----------   -----------   -----------

Revenues                                              $    51,198   $    63,351   $   102,116   $   128,217
                                                      -----------   -----------   -----------   -----------

Operating expenses:
Direct operating and programming                           17,663        21,912        34,948        44,864
Selling, general and administrative                         8,827        11,254        17,870        22,997
Depreciation and amortization                              11,998        18,141        24,248        36,400
Management fees to managing affiliate                       2,888         5,913         5,586         9,456
                                                      -----------   -----------   -----------   -----------
Total                                                      41,376        57,220        82,652       113,717
                                                      -----------   -----------   -----------   -----------

Operating income                                            9,822         6,131        19,464        14,500
                                                      -----------   -----------   -----------   -----------

Other income (expense):
Interest expense                                          (13,002)       (7,521)      (26,027)      (19,596)
Interest expense - affiliates                              (1,650)      (13,266)       (3,300)      (18,535)
Other                                                         613          (120)          983          (120)
                                                      -----------   -----------   -----------   -----------
Total                                                     (14,039)      (20,907)      (28,344)      (38,251)
                                                      -----------   -----------   -----------   -----------

Loss before income taxes                                   (4,217)      (14,776)       (8,880)      (23,751)
Income tax benefit (expense)                                  (28)          (94)          (28)         (180)
                                                      -----------   -----------   -----------   -----------

Net loss                                                   (4,245)      (14,870)       (8,908)      (23,931)

Priority return on preferred and senior
limited partner interests                                 (21,923)      (25,940)      (42,715)      (50,566)
                                                      -----------   -----------   -----------   -----------

Net loss of general and limited partners
after priority return                                 $   (26,168)  $   (40,810)  $   (51,623)  $   (74,497)
                                                      ===========   ===========   ===========   ===========

Basic and diluted net loss per general and limited
partners' unit after priority return                  $    (2,617)  $    (4,081)  $    (5,162)  $    (7,450)
                                                      ===========   ===========   ===========   ===========

                              See notes to condensed consolidated financial statements.




                              OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)

                                                                Six Months Ended
                                                                     June 30,
                                                           ---------------------------
                                                                1998          1999
                                                           ------------- -------------
Cash flows from operating activities:
Net loss                                                   $     (8,908) $    (23,931)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation                                                     13,675        19,494
Amortization                                                     10,573        16,906
Deferred income taxes                                                28           180
Changes in operating assets and liabilities, net of
effects of acquisitions:
Subscriber receivables                                               15          (141)
Prepaid expenses and other assets                                (2,825)          354
Accounts payable                                                  3,112        (1,121)
Subscriber advance payments and deposits                            250             8
Accrued interest and other liabilities                           (1,248)       (8,330)
                                                           ------------  ------------
Net cash provided by operating activities                        14,672         3,419
                                                           ------------  ------------

Cash flows from investing activities:
Business acquisitions                                            (2,055)       (1,474)
Proceeds from sale of assets                                     10,469          --
Capital expenditures                                            (28,417)      (44,060)
                                                           ------------  ------------
Net cash used for investing activities                          (20,003)      (45,534)
                                                           ------------  ------------

Cash flows from financing activities:
Proceeds from debt                                               43,000          --
Repayments of debt                                              (43,388)     (520,061)
Payments of priority returns                                    (37,650)      (30,825)
Amounts advanced from affiliates                                  6,129       519,506
Issuance of preferred limited partner interests                  40,950        34,125
Capital distributions                                               (50)          (50)
                                                           ------------  ------------
Net cash provided by financing activities                         8,991         2,695
                                                           ------------  ------------

Increase (decrease) in cash and cash equivalents                  3,660       (39,420)

Cash and cash equivalents, beginning of period                    3,554        44,617
                                                           ------------  ------------

Cash and cash equivalents, end of period                   $      7,214  $      5,197
                                                           ============  ============


                      See notes to condensed consolidated financial statements.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


         The accompanying unaudited condensed consolidated financial statements of Olympus Communications, L.P. and its substantially wholly owned subsidiaries ("Olympus" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Olympus at June 30, 1999, and the results of operations for the three and six months ended June 30, 1998 and 1999, have been included. These condensed consolidated financial statements should be read in conjunction with Olympus' consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998 ("Annual Report"). The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

1.  The Registrants:

         Olympus Communications, L.P. is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia Communications Corporation ("Adelphia") and the managing general partner of Olympus. The remaining 50% of the voting interest is held by various wholly-owned subsidiaries of FPL Group, Inc. On January 28, 1999, the partners entered into an agreement pursuant to which Adelphia will acquire FPL Group's partnership interests in Olympus. The transaction is expected to close in the third quarter of 1999. Olympus' operations consist primarily of selling video programming which is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables.

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

3.   Supplemental Financial Information:

         Cash payments for interest were $28,505 and $42,454 for the six months ended June 30, 1998 and 1999, respectively. Accumulated depreciation of property, plant and equipment amounted to $172,867 and $192,318 at December 31, 1998 and June 30, 1999, respectively. Accumulated amortization of intangible assets amounted to $144,548 and $160,240 at December 31, 1998 and June 30, 1999, respectively.

4.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Annual Report for a discussion of material commitments and contingencies.

5.       Recent Accounting Pronouncements:

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000.

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

         Olympus Communications, L.P. and subsidiaries ("Olympus" or the "Company") is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia Communications Corporation ("Adelphia") and managing general partner of Olympus. The remaining 50% of the voting interest is held by various wholly owned subsidiaries of FPL Group, Inc. On January 28, 1999, the partners announced an agreement pursuant to which Adelphia will acquire FPL Group's partnership interests in Olympus. The transaction is expected to close in the third quarter of 1999.

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

         Olympus earned substantially all of its revenues in the three months ended June 30, 1998 and 1999 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, electronic security monitoring services, pay-per-view programming, home shopping networks, high speed data services and digital cable services.

         The changes in Olympus' operating results for the three and six months ended June 30, 1999, compared to the same period of the prior year, were primarily the result of acquisitions, expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1998 and 1999, growth in advertising revenue, and vendor price increases for the Company's programming.

         The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continuing program of upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the next several years.

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)



         The following table sets forth certain cable television system data at the dates indicated.


                                             June 30,
                                   -------------------------------  Percent
                                       1998            1999        Increase
                                   ------------    ------------   ----------

Homes Passed by Cable                   752,012         965,163        28.3%
Basic Subscribers                       493,258         641,228        30.0%



         The following table is derived from Olympus' condensed consolidated financial statements that are included in this Form 10-Q and sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.



                                             Three Months Ended       Six Months Ended
                                                   June 30,               June 30,
                                            ---------------------  ---------------------
                                                1998      1999         1998      1999
                                            ---------- ----------  ---------- ----------

Revenues                                        100.0%     100.0%      100.0%     100.0%

Operating expenses:
Direct operating and programming                 34.5%      34.6%       34.2%      35.0%
Selling, general and administrative              17.2%      17.8%       17.5%      17.9%
Depreciation and amortization                    23.4%      28.7%       23.7%      28.4%
Management fees to managing affiliate             5.6%       9.3%        5.5%       7.4%
                                            ---------- ----------  ---------- ----------

Operating income                                 19.3%       9.6%       19.1%      11.3%
                                            ========== ==========  ========== ==========

Revenues. The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:



                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                               ------------------------ -------------------------
                                                   1998         1999        1998         1999
                                               -----------  ----------- ------------ ------------

Regulated service and equipment                        73%          75%          73%          75%
Premium programming services                           11%           9%          11%          10%
Advertising sales and other services                   16%          16%          16%          15%



         Total revenues increased approximately 23.7% and 25.6% for the three and six month periods ended June 30, 1999 compared with the same periods of the prior year, primarily due to acquisitions, basic subscriber growth, the impact of rate increases and growth in advertising revenues, partially offset by price reductions on certain services.

         The increase in revenues was attributable to the following:



                                             Three Months              Six Months
                                                 Ended                    Ended
                                             June 30, 1999            June 30, 1999
                                          -------------------      -------------------
Acquisitions                                      86%                      81%
Basic subscriber growth                           11%                      10%
Rate increases                                     5%                       6%
Advertising sales and other services              (2)%                      3%




         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 24.0% and 28.4% for the three and six month periods ended June 30, 1999 compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased basic and premium programming costs and increased technical costs associated with providing cable modem and electronic security monitoring services.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 27.5% and 28.7% for the three and six month periods ended June 30, 1999 compared with the same periods of the prior year. This increase was primarily due to incremental costs associated with acquisitions and subscriber growth.

         Depreciation and Amortization. Depreciation and amortization was higher for the three and six month periods ended June 30, 1999 compared with the same period of the prior year, primarily due to increased depreciation and amortization related to acquisitions and increased capital expenditures.

         Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries (as provided in the management agreement) with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees increased as a percentage of revenues for the three and six month periods ended June 30, 1999 as compared with the same periods of the prior year, primarily due to increased corporate expenditures.

         Interest Expense. Interest expense decreased 42.2% and 24.7% for the three and six month periods ended June 30, 1999, respectively, compared with the same period of the prior year. The decrease in interest was primarily attributable to a decrease in the average amount of debt outstanding during the periods.

         Interest Expense-Affiliates. The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for acquisitions, capital expenditures, repayment of debt and working capital. Interest expense-affiliates increased approximately 704.0% and 461.7% for the three and six month periods ended June 30, 1999 compared with the same periods of the prior year primarily due to increased affiliate payables related to debt repayments and acquisitions.

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

         Capital expenditures for the six month periods ended June 30, 1998 and 1999 were $28,417 and $44,060, respectively. The Company expects capital expenditures for the remaining six months of the year ending December 31, 1999 to range from $40,000 to $50,000.

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

         At June 30, 1999, the Company's total outstanding debt aggregated approximately $207,000 which included approximately $201,000 of parent debt, and approximately $6,000 of subsidiary debt. In addition, the Company had an aggregate of approximately $5,000 in cash and cash equivalents, and as of June 30, 1999, $965,750 in unused credit lines with banks, which includes $600,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance. During the current quarter Adelphia and other affiliates made net advances to Olympus totaling approximately $366,400 which were used to repay $342,250 of subsidiary debt, which may be re-borrowed, as well as for other purposes. At June 30, 1999 net advances due to affiliates aggregated approximately $803,000.

         At June 30, 1999, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through 2007. The Company's weighted average interest rate on subsidiary debt was approximately 7.00% at June 30, 1998.


         Mandatory reductions in principal under all agreements for indebtedness for the four years and six months after June 30, 1999, based on amounts outstanding at June 30, 1999, are as follows:



Six months ending December 31, 1999                               $      2,300
Year ending December 31, 2000                                            1,300
Year ending December 31, 2001                                              325
Year ending December 31, 2002                                              325
Year ending December 31, 2003                                            3,252


         The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance of debt and the negotiation of new or amended credit facilities by the Company or its subsidiaries. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

         The closing of the redemption of the Olympus partnership interests held by FPL Group pursuant to the agreement announced January 28, 1999 will constitute a change of control under the Company's Senior Notes. As a result, the holders of the Senior Notes will have the right to require the Company to purchase their Senior Notes at 101% of the aggregate principal amount thereof plus accrued and unpaid interest. To the extent that holders require the Company to repurchase their Senior Notes, the Company plans to use its existing credit facilities and, if necessary, future financing sources to fund such purchases.

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

         Rates for basic services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

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

Year 2000 Issue

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company is evaluating the impact of the year 2000 issue on its business applications and its products and services. The evaluation includes a review of the Company's information technology systems, cable network equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are more likely to be year 2000 ready. The Company's evaluation also includes evaluating the potential impact as a result of its reliance on third-party systems that may have the year 2000 issue.

         Computerized business applications that could be adversely affected by the year 2000 issue include:

-     information processing and financial reporting systems;
-     customer billing systems;
-     customer service systems;
-     telecommunication transmission and reception systems; and
-     facility systems.

         System failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders or provide customers with products and services. Customers could also experience a temporary inability to receive or use the Company's products and services.

         The Company has developed a program to assess and address the year 2000 issue. This program consists of the following hases:

-     inventorying and assessing the impact on affected technology and systems,
-     developing solutions for affected technology and systems;
-     modifying or replacing affected technology and systems;
-     testing and verifying solutions;
-     implementing solutions; and
-     developing contingency plans.

         The Company has completed its inventory and assessment of affected computerized systems and technologies. The Company is in the final stages of its year 2000 compliance program with respect to the remediation of the affected systems and technologies.

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company is in the process of implementing. The Company has certified six of eight financial systems as year 2000 compliant. The Company expects its financial reporting systems to be fully year 2000 compliant by September 1999.

         A third-party billing vendor currently facilitates customer billing. This third-party vendor has certified that it implemented and successfully tested its own year 2000 solution in April 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company has substantially completed a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks. The Company expects to implement any hardware and software modifications, upgrades or replacements resulting from the internal review by October 1999.

         Costs incurred to date directly related to addressing the year 2000 issue have been approximately $69. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $750. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company is communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to the year 2000 issue related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, including companies that the Company acquires, may have a material adverse effect on the Company, including significant service interruption or outages; however, the Company cannot currently estimate the extent of any such adverse effects.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         No material  changes have occurred  during the six months ended
June 30, 1999 for interest rate swaps. Principal outstanding on variable rate debt declined approximately $519 million and the fair market value of fixed rate debt declined approximately $10 million during the six months ended June 30, 1999 compared to December 31, 1998.

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

         None


Item  6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

              Exhibit 27.01 Financial Data Schedule (supplied for the
               information of the Commission).

          (b) Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

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

                                     OLYMPUS  COMMUNICATIONS, L.P.

                                     BY:  ACP HOLDINGS, INC.
                                          Managing General Partner

Date:  August 16, 1999               By:  /s/ Timothy J. Rigas
                                          --------------------
                                              Timothy J. Rigas Executive Vice
                                     President, Treasurer, Principal Accounting
                                     Officer and Principal Financial Officer of
                                     ACP Holdings, Inc.


Date: August 16, 1999                OLYMPUS CAPITAL CORPORATION

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