Form 10-Q
period 1999-09-30
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 1999-11-15
CIK 861255, 754019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

                              One North Main Street
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

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 1998 and September 30, 1999................3

         Condensed Consolidated Statements of Operations - Three and Nine Months Ended
          September 30, 1998 and 1999....................................................................4

         Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
          1998 and 1999..................................................................................5

         Notes to Condensed Consolidated Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations..................................................................................8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................17

Item 2.  Changes in Securities...........................................................................17

Item 3.  Defaults Upon Senior Securities.................................................................17

Item 4.  Submission of Matters to a Vote of Security Holders.............................................17

Item 5.  Other Information...............................................................................17

Item 6.  Exhibits and Reports on Form 8-K................................................................17


SIGNATURES...............................................................................................18





                                      PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                        (Dollars in thousands)

                                                                            December 31,  September 30,
                                                                           ----------------------------
                                                                                1998           1999
                                                                            -----------    -----------

ASSETS:
Cable systems, at cost, net of accumulated depreciation and amortization:
     Property, plant and equipment                                          $   355,470    $   396,072
     Intangible assets                                                          577,171        563,838
                                                                            -----------    -----------
          Total                                                                 932,641        959,910

Cash and cash equivalents                                                        44,617          6,488
Subscriber receivables - net                                                     14,407         15,621
Prepaid expenses and other assets - net                                          20,334         15,941
                                                                            -----------    -----------
          Total                                                             $ 1,011,999    $   997,960
                                                                            ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Subsidiary debt                                                             $   519,443    $   175,000
Parent debt                                                                     200,000        200,000
Other debt                                                                        7,539          7,204
Accounts payable                                                                 23,311         23,572
Subscriber advance payments and deposits                                          6,965          8,612
Accrued interest and other liabilities                                           29,904         26,876
Accrued priority return on preferred limited
  partner interests                                                              36,397         71,462
Due to affiliates - net                                                         283,436        647,447
Deferred income taxes                                                            40,951         41,225
                                                                            -----------    -----------
          Total liabilities                                                   1,147,946      1,201,398
                                                                            -----------    -----------

Commitments and contingencies (Note 5)

Partners' equity (deficiency):
  Limited partners' interests                                                   570,298        618,073
  General partners' equity (deficiency)                                        (706,245)      (821,511)
                                                                            -----------    -----------
          Total partners' equity (deficiency)                                  (135,947)      (203,438)
                                                                            -----------    -----------
          Total                                                             $ 1,011,999    $   997,960
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







                           OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                       (Dollars in thousands)

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,            September 30,
                                                    --------------------------------------------------
                                                         1998        1999         1998         1999
                                                     ----------   ---------    ---------    ---------

Revenues                                             $  54,380    $  64,640    $ 156,497    $ 192,857
                                                     ---------    ---------    ---------    ---------

Operating expenses:
  Direct operating and programming                      18,376       22,761       53,324       67,625
  Selling, general and administrative                    9,287       11,412       27,157       34,408
  Depreciation and amortization                         12,890       17,718       37,139       54,118
  Management fees to managing affiliate                  3,769        3,868        9,356       13,324
                                                     ---------    ---------    ---------    ---------
          Total                                         44,322       55,759      126,976      169,475
                                                     ---------    ---------    ---------    ---------

Operating income                                        10,058        8,881       29,521       23,382
                                                     ---------    ---------    ---------    ---------

Other income (expense):
  Interest expense                                     (14,886)      (5,343)     (40,912)     (24,939)
  Interest expense - affiliates                         (1,650)     (16,566)      (4,950)     (35,101)
  Other                                                    176         (273)       1,160         (393)
                                                     ---------    ---------    ---------    ---------
          Total                                        (16,360)     (22,182)     (44,702)     (60,433)
                                                     ---------    ---------    ---------    ---------

Loss before income taxes                                (6,302)     (13,301)     (15,181)     (37,051)
Income tax expense                                         (56)         (94)         (84)        (274)
                                                     ---------    ---------    ---------    ---------

Net loss                                                (6,358)     (13,395)     (15,265)     (37,325)

Priority return on preferred and senior
  limited partner interests                            (22,876)     (27,324)     (65,590)     (77,890)
                                                     ---------    ---------    ---------    ---------

Net loss of general and limited partners
  after priority return                              $ (29,234)   $ (40,719)   $ (80,855)   $(115,215)
                                                     =========    =========    =========    =========

Basic and diluted net loss per general and limited
  partners' unit after priority return               $  (2,923)   $  (4,072)   $  (8,086)   $ (11,522)
                                                     =========    =========    =========    =========

                         See notes to condensed consolidated financial statements.



                     OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (Dollars in thousands)
                                                                  Nine Months Ended
                                                                    September 30,
                                                             -------------------------
                                                                 1998         1999
                                                              ----------   ----------
Cash flows from operating activities:
  Net loss                                                    $ (15,265)   $ (37,325)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Depreciation                                             20,929       29,467
        Amortization                                             16,210       24,651
        Deferred income taxes                                        84          274
        Changes in operating assets and liabilities, net of
          effects of acquisitions:
           Subscriber receivables                                   725       (1,215)
           Prepaid expenses and other assets                     (4,971)      (2,464)
           Accounts payable                                       3,329          261
           Subscriber advance payments and deposits              (1,198)       1,647
           Accrued interest and other liabilities                 4,040       (3,145)
                                                              ---------    ---------
Net cash provided by operating activities                        23,883       12,151
                                                              ---------    ---------

Cash flows from investing activities:
  Business acquisitions                                        (112,778)      (2,124)
  Proceeds from sale of assets                                   10,469         --
  Capital expenditures                                          (43,705)     (70,666)
                                                              ---------    ---------
Net cash used for investing activities                         (146,014)     (72,790)
                                                              ---------    ---------

Cash flows from financing activities:
  Proceeds from debt                                             99,500      175,000
  Repayments of debt                                            (43,877)    (521,401)
  Payments of priority returns                                  (56,475)     (42,825)
  Amounts advanced from affiliates                               61,776      364,011
  Issuance of preferred limited partner interests                61,425       47,775
  Capital distributions                                            (100)         (50)
                                                              ---------    ---------
Net cash provided by financing activities                       122,249       22,510
                                                              ---------    ---------

Increase (decrease) in cash and cash equivalents                    118      (38,129)

Cash and cash equivalents, beginning of period                    3,554       44,617
                                                              ---------    ---------

Cash and cash equivalents, end of period                      $   3,672    $   6,488
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Olympus at September 30, 1999, and the results of operations for the three and nine months ended September 30, 1998 and 1999, have been included. These condensed consolidated financial statements should be read in conjunction with Olympus' consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998 ("Annual Report"). The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

1.  The Registrants:

         Olympus Communications, L.P. is a joint venture limited partnership formed under the laws of Delaware. Prior to the redemption of Olympus' partnership interests described below, 50% of the outstanding voting interests were held by ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia Communications Corporation ("Adelphia") and the managing general partner of Olympus. The remaining 50% of the voting interest was held by various wholly-owned subsidiaries of FPL Group, Inc. On January 28, 1999, the partners entered into an agreement pursuant to which Adelphia would acquire FPL Group's partnership interests in Olympus. The transaction closed on October 1, 1999. Olympus' operations consist primarily of selling video programming which is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables.

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

         On October 1, 1999, Olympus completed the previously announced redemption of its partnership interests held by Telesat Cablevision, Inc., a subsidiary of FPL Group, Inc. The redemption was made in exchange for non cash assets of Olympus valued at approximately $108,000 pursuant to the previously announced redemption agreement between the parties. As a result of the redemption, Olympus has become a wholly-owned subsidiary partnership of Adelphia Communications Corporation and the financial results of Olympus will be consolidated with those of Adelphia and Adelphia's other consolidated subsidiaries. Prior to the redemption, Olympus was a nonconsolidated joint venture of Adelphia accounted for on the equity method.

3.   Supplemental Financial Information:

         Cash payments for interest were $39,791 and $60,320 for the nine months ended September 30, 1998 and 1999, respectively. Accumulated depreciation of property, plant and equipment amounted to $172,867 and $200,978 at December 31, 1998 and September 30, 1999, respectively. Accumulated amortization of intangible assets amounted to $144,548 and $167,410 at December 31, 1998 and September 30, 1999, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments, year 2000 issues and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For further information regarding those risks and uncertainties and their potential impact on the Company, see the Adelphia prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."

         Olympus Communications, L.P. and subsidiaries ("Olympus" or the "Company") is a joint venture limited partnership formed under the laws of Delaware. Prior to the redemption of its partnership interests held by subsidiaries of FPL Group, Inc. on October 1, 1999, 50% of the outstanding voting interests were held by ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia Communications Corporation ("Adelphia") and managing general partner of Olympus. The remaining 50% of the voting interest was held by various wholly owned subsidiaries of FPL Group, Inc. On January 28, 1999, the partners announced an agreement pursuant to which Adelphia would acquire FPL Group's partnership interests in Olympus. The transaction closed on October 1, 1999.

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

         Olympus earned substantially all of its revenues in the nine months ended September 30, 1998 and 1999 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, electronic security monitoring services, digital cable services, high speed data services, pay-per-view programming, and home shopping networks.

         The changes in Olympus' operating results for the quarter ended September 30, 1999, compared to the same period of the prior year, were primarily the result of acquisitions, expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1998 and 1999, growth in advertising revenue, and vendor price increases for the Company's programming.

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



                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                             (Dollars in thousands)



         The following table sets forth certain cable television system data at the dates indicated.


                                                          September 30,
                                                -------------------------------    Percent
                                                    1998               1999        Increase
                                                 ----------        -----------     ---------

           Homes Passed by Cable                   828,500           970,630         17.2%
           Basic Subscribers                       551,588           646,759         17.3%



         The following table is derived from Olympus' condensed consolidated financial statements that are included in this Form 10-Q and sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.



                                                           Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     -------------------------------     ---------------------------
                                                         1998              1999             1998           1999
                                                     -------------     -------------     -----------    ------------

Revenues                                                   100.0%            100.0%          100.0%          100.0%

Operating expenses:
  Direct operating and programming                          33.8%             35.2%           34.1%           35.1%
  Selling, general and administrative                       17.1%             17.7%           17.3%           17.8%
  Depreciation and amortization                             23.7%             27.4%           23.7%           28.1%
  Management fees to managing affiliate                      6.9%              6.0%            6.0%            6.9%
                                                     -------------     -------------     -----------    ------------
Operating income                                            18.5%             13.7%           18.9%           12.1%
                                                     =============     =============     ===========    ============


Revenues. The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:


                                                            Three Months Ended           Nine Months Ended
                                                              September 30,                   September 30,
                                                         ----------------------------------------------------------
                                                            1998         1999             1998            1999
                                                         ------------ ------------     ------------    ------------

    Regulated service and equipment                              75%          74%              73%             75%
    Premium programming services                                 10%           9%              11%              9%
    Advertising sales and other services                         15%          17%              16%             16%






         Total revenues increased approximately 18.9% and 23.2% for the three and nine month periods ended September 30, 1999 compared with the same periods of the prior year, primarily due to acquisitions, basic subscriber growth, the impact of rate increases and growth in advertising revenues, partially offset by price reductions on certain services.

         The increase in revenues was attributable to the following:





                                                                     Three Months                Nine Months
                                                                         Ended                      Ended
                                                                  September 30, 1999          September 30, 1999
                                                                 ----------------------      ---------------------
             Acquisitions                                                 60%                        72%
             Basic subscriber growth                                      12%                        10%
             Rate increases                                                6%                         8%
             Advertising sales and other services                         22%                        10%




         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 23.9% and 26.8% for the three and nine month periods ended September 30, 1999 compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased basic programming costs and increased technical costs associated with providing cable modem services.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 22.9% and 26.7% for the three and nine month periods ended September 30, 1999 compared with the same periods of the prior year. This increase was primarily due to incremental costs associated with acquisitions and subscriber growth.

         Depreciation and Amortization. Depreciation and amortization was higher for the three and nine month periods ended September 30, 1999 compared with the same periods of the prior year, primarily due to increased depreciation and amortization related to acquisitions and increased capital expenditures.

         Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries (as provided in the management agreement) with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees decreased as a percentage of revenues for the three month period ended September 30, 1999 as compared with the same period of the prior year, primarily due to revenues increasing proportionately at a higher rate than allocated corporate costs. Management fees increased as a percentage of revenues for the nine month period ended September 30, 1999 as compared with the same period of the prior year, primarily due to increased corporate expenditures.

         Interest Expense. Interest expense decreased 64.1% and 39.0% for the three and nine month periods ended September 30, 1999, respectively, compared with the same periods of the prior year. The decrease in interest was primarily attributable to a decrease in the average amount of debt outstanding during the periods.

         Interest Expense-Affiliates. The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for acquisitions, capital expenditures, repayment of debt and working capital. Interest expense-affiliates increased approximately 904.0% and 609.1% for the three and nine month periods ended September 30, 1999 compared with the same periods of the prior year primarily due to increased affiliate payables related to debt repayments and acquisitions.

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

         Capital expenditures for the nine month periods ended September 30, 1998 and 1999 were $43,705 and $70,666, respectively. The Company expects capital expenditures for the remaining three months of the year ending December 31, 1999 to range from $25,000 to $30,000.

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

         At September 30, 1999, the Company's total outstanding debt aggregated approximately $380,000 which included approximately $200,000 of parent debt, and approximately $180,000 of subsidiary debt. In addition, the Company had an aggregate of approximately $6,500 in cash and cash equivalents, and as of September 30, 1999, $776,500 in unused credit lines with banks, which includes $600,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance. During the current quarter Olympus made net advances to Adelphia and other affiliates totaling approximately $155,000 in repayment of amounts previously advanced. At September 30, 1999 net advances due to affiliates aggregated approximately $647,000. On October 1, 1999 the Company borrowed an additional $176,500 and repaid a portion of the amount due to affiliates.

         At September 30, 1999, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through 2007. The Company's weighted average interest rate on subsidiary debt was approximately 6.97% and 6.67% at September 30, 1998 and 1999 respectively.

         Mandatory reductions in principal under all agreements for indebtedness for the four years and three months after September 30, 1999, based on amounts outstanding at September 30, 1999, are as follows:


                  Three months ending December 31, 1999        $ 1,441
                  Year ending December 31, 2000                  1,441
                  Year ending December 31, 2001                  1,441
                  Year ending December 31, 2002                 81,441
                  Year ending December 31, 2003                 96,441


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

         The redemption of the Olympus partnership interests held by FPL Group constitutes a change of control under the Company's Senior Notes. As a result, the holders of the Senior Notes have the right to require the Company to purchase their Senior Notes at 101% of the aggregate principal amount thereof plus accrued and unpaid interest. The Company's offer to re-purchase the Senior Notes expired without any holders exercising their option.

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

Year 2000 Issue

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company has evaluated the impact of the year 2000 issue on its business applications and its products and services. This could present risks to the operations of the Company's business in several ways. The evaluation included a review of the Company's information technology systems, cable network equipment, telephony equipment, and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company's evaluation also included evaluating the potential impact as a result of its reliance on third-party systems that may have the year 2000 issue.

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

         The Company has developed a program to assess and address the year 2000 issue. This program consists of the following phases:

-      inventorying and assessing the impact on affected technology and systems;
-      developing solutions for affected technology and systems;
-      modifying or replacing affected technology and systems;
-      testing and verifying solutions;
-      implementing solutions; and
-      developing contingency plans.

         The Company has completed its inventory and assessment of affected computerized systems and technologies. The Company is in the final stages of its year 2000 compliance program with respect to the remediation of the affected systems and technologies.

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company has implemented. The Company has certified all eight financial systems as year 2000 compliant.

         A third-party billing vendor currently facilitates customer billing. This third-party vendor has certified that it implemented and successfully tested its own year 2000 solution in April 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company has substantially completed a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks and has implemented substantially all modifications, upgrades or replacements resulting from the internal review.

         Costs incurred to date directly related to addressing the year 2000 issue have been approximately $69. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $211. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         No material changes have occurred during the nine months ended September 30, 1999 for interest rate swaps. Principal outstanding on variable rate debt declined approximately $344.4 million and the fair market value of fixed rate debt declined approximately $17.0 million during the nine months ended September 30, 1999 compared to December 31, 1998.
                -------------------------------------------------

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

         None


Item 5.  Other Information

         None


Item  6. Exhibits and Reports on Form 8-K

          (a) Exhibits:

               Exhibit 10.8 Bank Credit Facility dated May 6, 1999 among the registrant, other borrowers and the lenders named therein (incorporated herein by reference to Exhibit 10.01 to Current Report on Form 8-K for the event dated September 16, 1999 filed by Adelphia Communications Corporation (File No. 0-16014)).


               Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

          (b) Reports on Form 8-K:

              The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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

                                       OLYMPUS  COMMUNICATIONS, L.P.

                                        BY:  ACP HOLDINGS, INC.
                                             Managing General Partner

Date: November 15, 1999                 By:  /s/ Timothy J. Rigas
                                             --------------------
                                             Timothy J. Rigas
                                             Executive Vice President, Treasurer
                                             and Principal Financial Officer of
                                             ACP Holdings, Inc.


Date: November 15, 1999                OLYMPUS CAPITAL CORPORATION

                                        By:  /s/ Timothy J. Rigas
                                             Timothy J. Rigas
                                             Executive Vice President, Treasurer
                                             and Principal Financial Officer

                                INDEX TO EXHIBITS


Exhibit List:

Please refer to Part II, Item 6 for an exhibit list.