Form 10-K405
period 1999-12-31
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 2000-03-30
CIK 861255, 754019

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
   1934

  For the fiscal year ended December 31, 1999

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from                to


                       Commission File Number: 333-19327

                         OLYMPUS COMMUNICATIONS, L.P.
            (Exact name of registrant as specified in its charter)

                 Delaware                                    25-1622615
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification Number)


                          OLYMPUS CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

                 Delaware                                    23-2868925
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification Number)

        One North Main Street
           Coudersport, PA                                16915-1141
   (Address of principal executive                        (zip code)
              offices)

                                 814-274-9830
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          OLYMPUS COMMUNICATIONS, L.P.

                          OLYMPUS CAPITAL CORPORATION

                               TABLE OF CONTENTS

PART I

  ITEM 1. BUSINESS.........................................................   3

  ITEM 2. PROPERTIES.......................................................  20

  ITEM 3. LEGAL PROCEEDINGS................................................  20

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  20

PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS...........................................................  21

  ITEM 6. SELECTED FINANCIAL DATA..........................................  21

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................  22

  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  30

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  30

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE..............................................  46

PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  46

  ITEM 11. EXECUTIVE COMPENSATION..........................................  46

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  47

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  48

PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.........................................................  49

                                    PART I
ITEM 1. BUSINESS

 (Dollars in thousands)

                                 Introduction

  Olympus Communications, L.P. ("Olympus" and, collectively with its subsidiaries, the "Company") is a limited partnership between ACP Holdings, Inc. and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation (together with its subsidiaries, "Adelphia"). Prior to October 1, 1999, the Company was a joint venture limited partnership between Adelphia and subsidiaries of FPL Group, Inc. (together with its subsidiaries "FPL Group"). On that date, Olympus transferred all outstanding common stock of its wholly-owned subsidiary, West Boca Security, Inc. ("WB Security") to FPL Group in exchange for FPL Group's partnership interest in Olympus. Olympus had assigned a $108,000 note receivable from a wholly-owned subsidiary to WB Security prior to the transfer of common stock to FPL Group. The only asset of WB Security was this note which constituted the consideration paid for the redemption of the FPL Group partnership interests in Olympus and accrued priority return due to FPL Group. The Company's operations consist of providing telecommunications services primarily over its networks, which are commonly referred to as broadband networks because they can transmit large quantities of voice, video and data by way of digital or analog signals. Adelphia is a leader in the telecommunications industry with cable television and local telephone operations. As of December 31, 1999, Adelphia owned and managed cable television systems (including Olympus) with broadband networks that passed in front of 7,902,707 homes and served 5,124,594 basic subscribers.

  The Company operates one of the largest contiguous cable systems located in some of the fastest growing markets in Florida. As of December 31, 1999, the Company's cable system (the "System") passed in front of 974,861 homes and served 651,308 basic subscribers. In addition to traditional analog cable television, the Company offers a wide range of telecommunication services including digital cable television, high speed data and Internet access, electronic security monitoring, paging and telephony.

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments, and changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company.

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

  In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. At December 31, 1999 over 98% of subscribers of the System were also offered pay-per-view programming, which allows the subscriber to order special events or movies and to pay on a per event basis. Local, regional and national advertising time is sold in the majority of the System, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels.

  Digital video services are available to Olympus subscribers who lease or purchase a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," Olympus can transmit up to 12 channels in the space currently used to transmit just one analog channel. Digital TV converters are available to approximately 92% of Olympus' customers.

  Olympus' digital TV subscribers may also receive "multichannel" premium services, such as HBO 1, 2, 3 and 4 from East and West Coast satellite feeds, enhanced Pay-Per-View options with eighteen movie channels, up to 40 channels of CD-quality music from Music Choice and an interactive on-screen program guide to help them navigate the digital choices.

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

  The Company's deep fiber design allows the use of the expanded bandwidth potential of digital compression technology for cable data and video services. High speed cable data services are available at speeds far in excess of that which is currently available via a 28.8 or 56.6 kilobit per second telephone modem. In addition, using a high speed cable modem and special ethernet card allows the user to bypass telephone lines, does not require the user to log on, and allows for multiple sessions or connections to multiple services simultaneously.

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

 Electronic Security Monitoring

  The Company provided electronic security monitoring services and equipment to approximately 47,000 accounts in Florida as of December 31, 1999. The Company markets its services to both residential and commercial customers. The residential customers represent approximately 80% of its customers and the commercial market represents the remainder. The Company offers these customers video-telemetry systems, intercom and sound systems and other low voltage products.

  The Company's strategy for marketing electronic security monitoring services and equipment is to leverage all of the distribution channels available through the Company's existing market presence including customer service and billing resources, cable channel advertising, marketing literature, and relationships with developers, builders and homeowners' associations.

 Other Services

  The Company offers wireless messaging services to its subscribers through an affiliate, Page Time, Inc., a wholly-owned subsidiary of Adelphia which provides one-way messaging services to the Company via resale arrangements with existing paging network operators. The Company had approximately 5,100 paging subscribers at December 31, 1999.

  The Company also provides long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as 800 service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market and emphasizes the simplicity and savings of one low usage rate available 24 hours a day, 7 days a week, with no monthly fee.

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

  The Company's coverage areas encompass certain regions with attractive demographics, including above average income levels and strong population growth trends. Approximately 25% of the homes in the Company's market areas are located in planned communities that typically provide attractive cross-marketing opportunities. The Company had internal basic subscriber growth of 1.5% during the 12 months ended December 31, 1999, and expects that the markets it operates in will continue to provide opportunities for steady growth.

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

 Recent Development of the System

  On May 26, 1999, Adelphia announced that it had agreed to swap certain cable systems with Comcast Corporation ("Comcast") and Jones Intercable, Inc. ("Jones") in a geographic rationalization of the companies' respective markets. Comcast will receive Olympus' Ft. Myers, FL system in exchange for certain assets of approximately equal value. The system swaps are subject to customary closing conditions and regulatory approvals and are expected to close by mid-2000.

  The Company has focused on acquiring and developing systems in markets that have favorable historical growth trends. The Company believes that the strong household growth trends in its System's market areas are key factors in positioning itself for future growth in basic subscribers.

  The following table indicates the growth of the Company's System by summarizing the number of homes passed by cable and the number of basic subscribers for each of the five years in the period ended December 31, 1999. The table also indicates the numerical growth in subscribers attributable to acquisitions and the numerical and percentage growth attributable to internal growth. For the period January 1, 1995 through December 31, 1999, 64% of aggregate internal basic subscriber growth for the Company's System was derived from internal growth in homes passed, while the remaining 36% of such aggregate growth was derived from penetration increases.

                                            Year Ended December 31,
                                    -------------------------------------------
                                     1995     1996     1997     1998     1999
                                    -------  -------  -------  -------  -------
Homes passed (a)
Beginning of period................ 415,896  562,330  646,770  749,884  943,602
Internal growth (b)................   6,046   23,940   16,459   19,322   31,259
% Internal growth..................     1.5%     4.3%     2.5%     2.6%     3.3%
Acquired homes passed.............. 140,388   60,500   86,655  174,396        0
End of period...................... 562,330  646,770  749,884  943,602  974,861

Basic subscribers (c)
Beginning of period................ 251,933  343,332  412,260  497,972  641,575
Internal growth (b)................   6,352   13,733   16,187   14,781    9,733
% Internal growth..................     2.5%     4.0%     3.9%     3.0%     1.5%
Acquired subscribers...............  85,047   55,195   69,525  128,822        0
End of period...................... 343,332  412,260  497,972  641,575  651,308
Basic penetration (d)..............    61.1%    63.7%    66.4%    68.0%    66.8%

--------
(a) A home is deemed to be "passed" by cable if it can be connected to the distribution system without any further extension of the cable distribution plant.
(b) The number of additional homes passed or additional basic subscribers not attributable to acquisitions of new cable systems.
(c) A home with one or more television sets connected to the System is counted as one basic subscriber.
(d) Basic subscribers as a percentage of homes passed by cable.

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

  The design of the current System upgrade, when completed, will deploy on average one fiber optic node for every two System plant miles or approximately one fiber node for every 180 homes passed compared to the industry norm of 500 to 1000 homes passed per fiber optic node. The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth will enable the Company to offer additional video programming services. The 200 Mhz of digital capacity can be allocated to the new service offerings such as two-way data, telephony and video-on-demand. The Company believes the combination of the 200 Mhz of digital capacity and the relatively low homes passed per fiber node will provide adequate capacity and flexibility to offer any and all of the existing and anticipated services into the foreseeable future with minimal additional capital expenditures. The upgrade is expected to be completed during 2001.

  The upgraded System, on average, will include only two active pieces of equipment between the headend and the home. Limiting the number of active pieces of equipment combined with the small number of homes per fiber node reduces the potential for mechanical failure and the number of customers affected by such a failure, all of which provides increased reliability to the customers.

 Subscriber Services and Rates

  The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected. Although service offerings vary across franchise areas because of differences in plant capabilities, each of the areas typically offers services at monthly prices ranging as follows:

      Service                                                  Rate Range
      -------                                            -----------------------
      Basic Cable Television............................ $ 6.00--43.00
      Premium Cable Television.......................... $ 9.00--14.00
      Digital Television................................ $10.00
      High Speed Internet Access........................ $35.00--50.00
      Dial-up Internet Access........................... $16.00
      Paging............................................ $ 7.00--35.00
      Electronic Security Monitoring.................... $20.00--25.00
      Long Distance..................................... $  .07-- .08 per minute

  An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate services at any time without charge, but often are charged a fee for reconnection or change of service.

  The Cable Communications Policy Act of 1984 (the "1984 Cable Act," as amended by the 1992 Cable Act), deregulated basic service rates for systems in communities meeting the FCC's definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems that could be subject to local rate regulation. The 1992 Cable Act contains a new definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminates the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation on nonbasic tier rates on March 31, 1999.

  For a discussion of FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory and Competitive Matters."

 Franchises

  The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The System operates pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 1999, the Company held 157 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

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

 Competition

  Although the Company and the cable television industry have historically faced modest competition, the competitive landscape is changing and competition has increased. The Company believes that the increase in competition within its communities will continue to occur over the next several years.

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

  Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment, generally at a cost to the viewer. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home View Copyright Act of 1988, which became effective January 1, 1989 for a six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes for which carriers are required to pay a royalty fee to the Copyright Office. This Act was formally extended through December 31, 1999 and deliberations relative to further extension of this Act are ongoing. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation--Federal Regulation."

  Video programming is now being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999. The law allows DBS providers to begin offering local broadcast channels. DBS companies have since added a limited number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service.

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

  The FCC has authorized an interactive television service, which permits non-video transmission of information between an individual's home and entertainment and information service providers. This service provides an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the interactive television services. This service may also be used by the cable television industry.

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

 Employees

  At December 31, 1999, there were 1,053 full-time employees of the Company, none of which were covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

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

 Telecommunications Act of 1996

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

 Rate Regulation

  The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that has resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. The 1996 Act ended FCC regulation of nonbasic tier rates on March 31, 1999.

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

 Carriage of Broadcast Television Signals

  The 1992 Cable Act contains new mandatory carriage requirements. These new rules allow commercial television broadcast stations which are "local" to a cable system (i.e., the system is located in the station's Area of Dominant Influence), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local, noncommercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of (i) a 50 mile radius from the station's city of license or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WTBS). The statutory must-carry provisions for noncommercial stations became effective on December 4, 1992. Must-carry rules for both commercial and noncommercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. The most recent election between must-carry and retransmission consent for local commercial television broadcast stations was on October 1, 1999. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 2002.

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

  Copyrighted music performed by cable systems themselves on local origination channels, PEG channels and in locally inserted advertising and cross promotional announcements must also be licensed. A blanket license was obtained for periods through December 31, 1996 from BMI. A settlement with ASCAP has been made for all periods through December 31, 1999. Cable industry negotiations with both BMI and ASCAP are ongoing for periods subsequent to these settlements.

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

Forced Internet Access

  Cable operators have begun to offer high-speed Internet access to subscribers. These services are in direct competition with a number of other companies, many of which have substantial resources, such as existing Internet Service Providers ("ISP") and local and long distance telephone companies.

  Recently, a number of ISP's have asked local franchising authorities and the FCC to grant them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. Several local franchising authorities and state legislatures have been examining the issue and a few local authorities have required cable operators to provide such access. A U.S. District Court recently ruled that the City of Portland, OR was authorized to require such access. This decision is on appeal. Some cable companies have initiated their own litigation challenging municipal forced access requirements. Congress and the FCC have thus far declined to take action on the issue of ISP's access to broadband cable facilities. If Olympus is subject to this forced access, it could prohibit the Company from entering into or limiting existing agreements with ISP's which could adversely impact anticipated revenues from high-speed Internet access services. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

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

 PSC Actions

  Florida has also promulgated legislation that fosters competition in intrastate telecommunications services, which is administered by the Florida Public Service Commission ("PSC"). The PSC grants certification to competitive, alternative providers upon a showing of sufficient technical, financial, and managerial capability. The PSC also remains active in governing the business of alternative carriers, such as imposing certain continuing reporting and other obligations (or restrictions) on such carriers. For instance, although the PSC has mandated that competitive providers file certain price lists, the PSC has resisted allowing competitive carriers to file full tariffs, which would deny them the ability to rely on terms and conditions normally included in such tariffs and required instead reliance on individual contracts. In addition, the PSC conducts proceedings and rulemakings to address local competition issues including pricing of unbundled network elements and wholesale services available for resale. Finally, pursuant to its obligation under the 1996 Act, the PSC also reviews or arbitrates interconnection agreement negotiations.

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

  The Company's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. See "Legislation and Regulation--FCC Regulation."

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

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

  (Dollars in thousands)

  The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1999 have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the consolidated financial statements and related notes thereto, for each of the three years in the period ended December 31, 1999 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Statement of Operations Data with respect to the years ended December 31, 1995 and 1996, and the balance sheet data at December 31, 1995, 1996, and 1997 have been derived from audited consolidated financial statements of the Company not included herein.

                                      Year Ended December 31,
                          ----------------------------------------------------
                            1995      1996      1997       1998        1999
                          --------  --------  --------  ----------  ----------
Statement of Operations
 Data:
Revenues................  $120,968  $159,870  $176,363  $  215,642  $  258,067
Direct operating and
 programming expenses...    37,494    48,598    56,905      73,871      91,817
Selling, general and
 administrative
 expenses...............    23,912    28,974    32,163      37,720      46,419
Depreciation and
 amortization...........    31,953    40,446    43,337      51,933      72,125
Management fees.........     6,334     8,839     9,566      13,174      23,222
                          --------  --------  --------  ----------  ----------
Operating income........    21,275    33,013    34,392      38,944      24,484
Interest expense........   (29,217)  (40,748)  (50,150)    (53,222)    (38,482)
Interest expense--
 affiliates.............    (7,501)   (6,600)   (6,600)     (9,582)    (47,644)
Gain on sale of assets..        --        --     1,522       7,215          --
Other income (expense)..       (15)      401     1,085         686         168
                          --------  --------  --------  ----------  ----------
Loss before income taxes
 and extraordinary
 loss (a)...............   (15,458)  (13,934)  (19,751)    (15,959)    (61,474)
Income tax (expense)
 benefit................    (2,824)    2,984       (51)       (115)        534
Extraordinary loss (a)..    (1,109)       --        --          --          --
                          --------  --------  --------  ----------  ----------
Net loss................  $(19,391) $(10,950) $(19,802) $  (16,074) $  (60,940)
                          ========  ========  ========  ==========  ==========
Cash distributions
 declared per general
 and limited partners'
 unit...................  $     --  $  5,467  $     --  $       --  $       --
                          ========  ========  ========  ==========  ==========

                                            December 31,
                          ----------------------------------------------------
                            1995      1996      1997       1998        1999
                          --------  --------  --------  ----------  ----------
Balance Sheet Data:
Total assets............  $533,909  $640,221  $728,952  $1,011,999  $1,116,704
Total debt (b)..........   419,809   572,713   673,804     726,982     648,327
Partners' equity
 (deficiency)...........   (18,544)  (84,199) (112,217)   (135,947)    329,393

                                      Year Ended December 31,
                          ---------------------------------------------------
                            1995       1996      1997      1998       1999
                          ---------  --------  --------  ---------  ---------
Other Data and Financial
 Ratios:
Interest expense......... $  36,718  $ 47,348  $ 56,750  $  62,804  $  86,126
Cash provided by
 operating activities....     8,161    33,411    21,305     25,589      2,203
Cash used for investing
 activities..............  (107,351)  (70,444)  (51,821)  (196,398)  (103,514)
Cash provided by
 financing activities....   131,442    30,822     7,604    211,872     61,068
Capital expenditures.....    21,498    28,117    37,867     59,672     97,380

--------
(a) Extraordinary loss relates to loss on the early retirement of debt.
(b) Excludes affiliate debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  (Dollars in thousands)

                             RESULTS OF OPERATIONS

General

  Olympus Communications, L.P. ("Olympus" and, collectively with its subsidiaries, the "Company") is a limited partnership between ACP Holdings, Inc. and ACC Holdings II LLC, wholly-owned subsidiaries of Adelphia Communications Corporation (together with its subsidiaries, "Adelphia"). Prior to October 1, 1999, the Company was a joint venture limited partnership between Adelphia and subsidiaries of FPL Group, Inc. (together with its subsidiaries "FPL Group"). On that date, Olympus transferred all outstanding common stock of its wholly-owned subsidiary, West Boca Security, Inc. ("WB Security") to FPL Group in exchange for FPL Group's partnership interests in Olympus. Olympus had assigned a $108,000 note receivable from a wholly-owned subsidiary to WB Security prior to the transfer of common stock to FPL Group. The only asset of WB Security was this note which constituted the consideration paid for the redemption of the FPL Group partnership interest in Olympus and accrued priority return due to FPL Group. The redemption of FPL Group's partnership interests in Olympus has been accounted for as a purchase of minority interest applying the purchase method of accounting.

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

  Olympus earned substantially all of its revenues in each of the last three fiscal years from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, electronic security monitoring services, high speed data services, home shopping networks and pay-per-view programming.

  Please refer to the discussion of the Private Securities Litigation Reform Act of 1995, which is incorporated herein by reference to Item 1, "Business-- Introduction".

Comparison of the Years Ended December 31, 1997, 1998 and 1999

  The changes in the Company's results of operations for the year ended December 31, 1998, compared with the prior year, were primarily the result of acquisitions, expanding existing cable television operations, the impact of subscriber rate increases which became effective June 1, 1997 and 1998, growth in advertising revenues and vendor price increases for the Company's programming. The changes for the year ended December 31, 1999, compared with the prior year, were primarily the result of acquisitions, expanding existing cable television operations, the impact of subscriber rate increases implemented during June 1998 and 1999, the continued expansion of new services, continued growth in advertising revenues, and vendor price increases for the Company's programming. Refer to Liquidity and Capital Resources--Acquisitions for a discussion of acquisitions. The high level of depreciation and amortization associated with acquisitions, and the continuing upgrade and expansion of the System, and interest associated with financing activities will continue to have a negative impact on the reported results of operations. The Company expects to report net losses for the foreseeable future. The following table is derived from the Company's consolidated financial statements that are included in this Annual Report on Form 10-K and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                      Percentage of Revenues
                                                      Year Ended December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
   Revenues..........................................   100.0%   100.0%   100.0%
   Operating expenses:
     Direct operating and programming................    32.3%    34.3%    35.6%
     Selling, general and administrative.............    18.2%    17.4%    18.0%
     Depreciation and amortization...................    24.6%    24.1%    27.9%
     Management fees to managing affiliate...........     5.4%     6.1%     9.0%
                                                      -------  -------  -------
     Operating income................................    19.5%    18.1%     9.5%
                                                      =======  =======  =======

 Revenues

  The primary revenue sources, reflected as a percentage of total revenues, were as follows:

                            Year Ended December 31,
                            ---------------------------
                             1997      1998      1999
                            -------   -------   -------
   Regulated service and
    equipment..............      74%       74%       74%
   Premium programming
    services...............      12%       10%        9%
   Advertising sales and
    other services.........      14%       16%       17%

  Total revenues for the year ended December 31, 1998 increased 22.3% from the prior year, primarily due to acquisitions, basic subscriber growth, growth in advertising revenues and the positive impact of rate increases implemented during June 1997 and 1998, partially offset by price reductions on certain services and a decrease in premium programming services. Revenues increased approximately 19.7% for the year ended December 31, 1999 compared with the prior year, primarily due to acquisitions, basic subscriber growth, the positive impact of rate increases on June 1, 1998 and June 1, 1999 and growth in advertising revenues. These increases were partially offset by price reductions on certain services and a decrease in premium programming services.

  The increases (decreases) were attributable to the following:

                                                         Percentage of
                                                      Increase (Decrease)
                                                      for the Year Ended
                                                         December 31,
                                                      -------------------
                                                        1998         1999
                                                      ---------    ---------
   Acquisitions......................................        69%          72%
   Basic subscriber growth...........................        13%           8%
   Rate increases....................................         7%           9%
   Premium programming fees..........................        (5%)         (3%)
   Advertising sales and other services..............        16%          14%

  Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 29.8% and 24.3% for the years ended December 31, 1998 and 1999, respectively, compared with the respective prior years. Such increases were primarily due to increased basic and premium programming costs and increased costs associated with providing cable modem and electronic security monitoring services as well as increased operating expenses from acquired systems. Net acquired and sold systems accounted for approximately 20% and 59% of the increase for the years ended December 31, 1998 and 1999, respectively.

  Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 17.3% and 23.1% for the years ended December 31, 1998 and 1999, respectively, compared with the respective prior years. The increases were primarily due to incremental costs associated with acquisitions, costs associated with subscriber growth and increased advertising expenses. Net acquired and sold systems accounted for approximately 34% and 61% of the increase for the years ended December 31, 1998 and 1999, respectively.

  Depreciation and Amortization. Depreciation and amortization was higher for the years ended December 31, 1998 and 1999 compared with the respective prior year, primarily due to increased depreciation and amortization related to acquisitions, increased capital expenditures and the redemption of FPL Group's partnership interests.

  Management Fees to Managing Affiliate. Pursuant to the terms of the Company's Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia with respect to the Company for such period, which allocation is based upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Management fees increased as a percentage of revenues for the years ended December 31, 1998 and 1999 as compared with the respective prior year primarily due to increased corporate expenditures.

  Interest Expense. For the year ended December 31, 1998, interest expense increased 6.1% compared to the prior year. The increase in interest expense during 1998 as compared to the prior year was primarily attributable to an increase in the average amount of debt outstanding as compared to the prior year primarily due to acquisitions. Interest expense decreased 27.7% for the year ended December 31, 1999, compared to the prior year. The decrease in interest expense during 1999 as compared to the prior year was primarily attributable to a decrease in the average amount of debt outstanding due primarily to the use of advances from affiliates to reduce bank debt.

  Interest Expense--Affiliates. The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for acquisitions, capital expenditures, repayment of debt and working capital. Interest expense--affiliates increased for the years ended December 31, 1998 and 1999 as compared with the prior year primarily due to increased affiliate payables related to acquisitions and the repayment of debt.

  Gain on Sale of Assets. The Company exchanged its limited partnership investment in TMIP for interests in cable television systems in the December 4, 1998 TMIP restructuring. As a result of this exchange, the Company recognized a gain of approximately $7,200, representing the excess of fair value of the assets received over the carrying value of the investment exchanged.

Liquidity and Capital Resources

  The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. During the three years in the period ended December 31, 1999, the Company committed substantial capital resources for these purposes. These expenditures were funded through long-term borrowings, advances from affiliates and internally generated funds. The Company's aggregate outstanding borrowings as of December 31, 1999 were $648,327. The

Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

 Capital Expenditures

  Capital expenditures for the years ended December 31, 1997, 1998 and 1999 were $37,867, $59,672 and $97,380 respectively. The increases in capital expenditures for the years ended December 31, 1998 and 1999 compared to the respective prior years were primarily due to the impact of acquired systems and increased investment related to the rebuilding of the Company's cable plant. The Company expects capital expenditures for 2000 to range from $91,000 to $115,000.

 Financing Activities

  The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of financing from both its owners and external sources. During the three year period ended December 31, 1999, the Company funded its working capital requirements, capital expenditures, and acquisitions through long-term borrowings from banks, advances from affiliates and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings by refinancing the principal with new loans, and by paying the interest out of internally generated funds.

  Most of Olympus' directly-owned subsidiaries have their own senior credit agreements. Typically, borrowings under these agreements are collateralized by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At December 31, 1998 and 1999, an aggregate of $519,443 and $337,250, respectively, in borrowings were outstanding under these agreements. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Management believes that the borrowers were in compliance with the agreements' covenants at December 31, 1999. During 1999, the Company used advances from affiliates to repay bank debt. At December 31, 1999, approximately $331,300 of the net assets of subsidiaries would be permitted to be transferred to Olympus in the form of distributions, dividends and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 1999. The subsidiaries are permitted to pay management fees to Olympus or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

  A subsidiary of Olympus is a co-borrower with an affiliate under a $200,000 credit agreement. The subsidiary is permitted to borrow up to $39,500 of the available credit, none of which was included in subsidiary debt as of December 31, 1998 and 1999. In conjunction with the acquisition of the partnership interests of National Cable Acquisition Associates, L.P. ("National") in 1997 and the TMIP restructuring in 1998, subsidiaries of Olympus assumed the obligation for a total of $187,000 of a $350,000 credit agreement of Hilton Head Communications, L.P. ("Hilton Head"), $135,000 of which was included in subsidiary debt as of December 31, 1998. This credit agreement was refinanced in conjunction with the closing of an $850,000 credit facility on May 6, 1999 by certain subsidiaries and affiliates of Adelphia and Olympus. Olympus' subsidiaries had no outstanding borrowings under this facility as of December 31, 1999. Each of these subsidiaries is liable for all borrowings under the respective credit agreements, although the lenders have no recourse against Olympus other than against Olympus' interest in and the assets of the respective subsidiaries.

  The amount of borrowings available to Olympus under revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Olympus had commitments from banks for additional borrowings of up to $368,000, which were also available to affiliates at December 31, 1999, and which expire through 2007. Olympus pays commitment fees of up to .375% of unused principal.

  Subsidiary debt is due at various dates through 2007. Interest rates are based upon one or more of the following rates at the option of the borrowers: prime rate plus 0% to 1%; certificate of deposit rate plus .875% to 2.25%; or LIBOR plus .625% to 2%. At December 31, 1998 and 1999, the weighted average interest rate on subsidiary debt was 6.51% and 7.07%, respectively. Interest is payable quarterly.

  On November 12, 1996, Olympus issued $200,000 of 10 5/8% Senior Notes (the "Senior Notes"). Interest is payable semi-annually. The Senior Notes are unsecured and are due November 15, 2006. Commencing November 15, 2001, Olympus may redeem the Senior Notes in whole or in part at 105.3125% of principal declining annually to par on November 15, 2004. Holders of the Senior Notes have the right to require Olympus to redeem their Senior Notes at 101% of principal upon a Change of Control (as defined in the Indenture). The redemption by Olympus of the Olympus partnership interests owned by the FPL Group constituted a Change of Control in accordance with the Indenture and, upon the closing of the transaction, Olympus was required to offer to repurchase all of the Senior Notes. The Company's offer to re-purchase the Senior Notes expired without any holders exercising their option. The Indenture stipulates, among other things, limitations on additional borrowings, payment of dividends or distributions, repurchase of equity interests, transactions with affiliates and the sale of assets.

  As of December 31, 1999, a wholly-owned subsidiary of Olympus has a $108,000 term note, with principal and interest due and payable to FPL Group on September 1, 2004. The note bears interest at 6% and, together with accrued interest, is callable on or after July 1, 2002. The note was recorded at $99,700 and will be accreted to the face amount. The note is secured by a pledge of partnership interests in Olympus previously held by FPL Group. Upon an event of default, the FPL Group partnership interests in Olympus may be reinstated upon an exercise of remedies under the pledge agreement.

  Olympus had interest rate swap agreements with banks to reduce the impact of changes in interest rates on its bank debt. Olympus entered into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Olympus would have been required to pay approximately $1,327 at December 31, 1998, to settle its interest rate swap agreements, representing the difference between fair value and carrying cost of these agreements at that date.

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

 Resources

  The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by the Company or its subsidiaries of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

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

  At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to certain issues related to EITF 98-3, "Determining whether a transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, the Company will be required to treat cable system swaps as a purchase of a business and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

Inflation

  In the three years in the period ended December 31, 1999, the Company believes that inflation did not have a significant effect on its results of operations. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 1999, approximately $337,250 of the Company's total debt was subject to floating interest rates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of December 31, 1999.

                                   Expected Maturity
                         -------------------------------------                       Fair
                          2000    2001     2002    2003   2004 Thereafter  Total    Value
                         ------- ------- -------- ------- ---- ---------- -------- --------
Debt:
Fixed Rate.............. $    -- $    -- $108,000 $    -- $--   $200,000  $308,000 $305,000
  Average Interest
   Rate.................                    9.03%                10.625%
Variable Rate........... $66,500 $80,750 $ 95,000 $95,000 $--   $     --  $337,250 $337,250
  Average Interest
   Rate.................   7.13%   7.63%    7.71%   7.73%

Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1999, plus the borrowing margin in effect at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and related notes thereto and independent auditors' report follow.

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report..............................................   31

Consolidated Balance Sheets, December 31, 1998 and 1999...................   32

Consolidated Statements of Operations, Years Ended December 31, 1997, 1998
 and 1999.................................................................   33

Consolidated Statements of Partners' Equity (Deficiency),
 Years Ended December 31, 1997, 1998 and 1999.............................   34

Consolidated Statements of Cash Flows, Years Ended December 31, 1997, 1998
 and 1999.................................................................   35

Notes to Consolidated Financial Statements................................   36

                         INDEPENDENT AUDITORS' REPORT

Olympus Communications, L.P.:

  We have audited the accompanying consolidated balance sheets of Olympus Communications, L.P. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, partners' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Olympus Communications, L.P. and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
March 17, 2000

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                           December 31,
                                                       ----------------------
                                                          1998        1999
                                                       ----------  ----------
ASSETS:
Cable systems, at cost, net of accumulated
 depreciation and amortization:
  Property, plant and equipment....................... $  355,470  $  429,426
  Intangible assets...................................    577,171     651,580
                                                       ----------  ----------
    Total.............................................    932,641   1,081,006

Cash and cash equivalents.............................     44,617       4,374
Subscriber receivables--net...........................     14,407      15,829
Prepaid expenses and other assets--net................     20,334      15,495
                                                       ----------  ----------
    Total............................................. $1,011,999  $1,116,704
                                                       ==========  ==========
LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Subsidiary debt....................................... $  519,443  $  337,250
Parent debt...........................................    200,000     203,537
Other debt............................................      7,539     107,540
Accounts payable......................................     23,311      25,008
Subscriber advance payments and deposits..............      6,965       6,468
Accrued interest and other liabilities................     29,904      28,549
Accrued priority return on preferred limited partner
 interests............................................     36,397      38,542
Due to affiliates--net................................    283,436          --
Deferred income taxes.................................     40,951      40,417
                                                       ----------  ----------
    Total liabilities.................................  1,147,946     787,311
                                                       ----------  ----------
Commitments and contingencies (Note 5)

Partners' equity (deficiency):
  Limited partners' interests.........................    570,298     407,813
  General partners' equity (deficiency)...............   (706,245)    (78,420)
                                                       ----------  ----------
    Total partners' equity (deficiency)...............   (135,947)    329,393
                                                       ----------  ----------
    Total............................................. $1,011,999  $1,116,704
                                                       ==========  ==========


                See notes to consolidated financial statements.

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1997      1998       1999
                                                --------  ---------  ---------
Revenues......................................  $176,363  $ 215,642  $ 258,067
                                                --------  ---------  ---------
Operating expenses:
  Direct operating and programming............    56,905     73,871     91,817
  Selling, general and administrative.........    32,163     37,720     46,419
  Depreciation and amortization...............    43,337     51,933     72,125
  Management fees to managing affiliate.......     9,566     13,174     23,222
                                                --------  ---------  ---------
    Total.....................................   141,971    176,698    233,583
                                                --------  ---------  ---------
Operating income..............................    34,392     38,944     24,484
                                                --------  ---------  ---------

Other income (expense):
  Interest expense............................   (50,150)   (53,222)   (38,482)
  Interest expense--affiliates................    (6,600)    (9,582)   (47,644)
  Gain on sale of assets......................     1,522      7,215         --
  Other.......................................     1,085        686        168
                                                --------  ---------  ---------
    Total.....................................   (54,143)   (54,903)   (85,958)
                                                --------  ---------  ---------
Loss before income taxes......................   (19,751)   (15,959)   (61,474)
Income tax (expense) benefit..................       (51)      (115)       534
                                                --------  ---------  ---------
Net loss......................................   (19,802)   (16,074)   (60,940)
Priority return on preferred and senior
 limited partner interests....................   (75,893)   (89,456)   (77,890)
                                                --------  ---------  ---------
Net loss of general and limited partners after
 priority return..............................  $(95,695) $(105,530) $(138,830)
                                                ========  =========  =========



                See notes to consolidated financial statements.

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                             (Dollars in thousands)

                                                                      Total
                                                                    Partners'
                                              Limited    General      Equity
                                             Partners'  Partners   (Deficiency)
                                             ---------  ---------  ------------
Balances, December 31, 1996................  $407,669   $(491,868)  $ (84,199)

Net loss of general and limited partners
 after priority return.....................        --     (95,695)    (95,695)
Excess of ascribed value over historical
 cost of assets purchased from affiliate...        --     (22,752)    (22,752)
Issuance of preferred limited partner
 interests.................................    80,729          --      80,729
Capital contributions......................        --       9,800       9,800
Capital distributions......................        --        (100)       (100)
                                             --------   ---------   ---------
Balances, December 31, 1997................  $488,398   $(600,615)  $(112,217)

Net loss of general and limited partners
 after priority return.....................        --    (105,530)   (105,530)
Issuance of preferred limited partner
 interests.................................    81,900          --      81,900
Capital distributions......................        --        (100)       (100)
                                             --------   ---------   ---------
Balances, December 31, 1998................  $570,298   $(706,245)  $(135,947)

Net loss of general and limited partners
 after priority return.....................        --    (138,830)   (138,830)
Redemption of FPL Group partnership
 interest..................................  (210,260)    245,630      35,370
Conversion of affiliate payables to general
 partner interest..........................        --     521,075     521,075
Issuance of preferred limited partner
 interests.................................    47,775          --      47,775
Capital distributions......................        --         (50)        (50)
                                             --------   ---------   ---------
Balances, December 31, 1999................  $407,813   $ (78,420)  $ 329,393
                                             ========   =========   =========



                See notes to consolidated financial statements.

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                    Year Ended December 31,
                                                  ------------------------------
                                                    1997      1998       1999
                                                  --------  ---------  ---------
Cash flows from operating activities:
 Net loss                                         $(19,802) $ (16,074) $ (60,940)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation.................................   25,535     29,942     39,409
    Amortization.................................   17,802     21,991     32,716
    Gain on sale of assets.......................   (1,522)    (7,215)        --
    Non cash interest............................    7,993         --        625
    Deferred income taxes........................       82        115       (534)
    Changes in operating assets and liabilities,
     net of effects of acquisitions:
      Subscriber receivables.....................   (1,174)      (857)    (1,422)
      Prepaid expenses and other assets..........   (3,596)   (11,630)    (7,348)
      Accounts payable...........................      (53)     7,173      1,696
      Subscriber advance payments and deposits...    1,733     (1,446)      (497)
      Accrued interest and other liabilities.....   (5,693)     3,590     (1,502)
                                                  --------  ---------  ---------
Net cash provided by operating activities........   21,305     25,589      2,203
                                                  --------  ---------  ---------
Cash flows from investing activities:
  Business acquisitions, net of cash acquired....  (15,909)  (147,195)    (6,134)
  Proceeds from sale of assets...................    1,955     10,469         --
  Capital expenditures...........................  (37,867)   (59,672)   (97,380)
                                                  --------  ---------  ---------
Net cash used for investing activities...........  (51,821)  (196,398)  (103,514)
                                                  --------  ---------  ---------
Cash flows from financing activities:
  Proceeds from debt.............................   15,000     99,500    337,250
  Repayments of debt.............................  (40,541)  (121,330)  (521,865)
  Payments of priority returns...................  (74,129)   (75,300)   (42,825)
  Amounts advanced from affiliates...............   16,845    227,202    240,783
  Issuance of preferred limited partner
   interests.....................................   80,729     81,900     47,775
  Capital contributions..........................    9,800         --         --
  Capital distributions..........................     (100)      (100)       (50)
                                                  --------  ---------  ---------
Net cash provided by financing activities........    7,604    211,872     61,068
                                                  --------  ---------  ---------
(Decrease) increase in cash and cash
 equivalents.....................................  (22,912)    41,063    (40,243)
Cash and cash equivalents, beginning of year.....   26,466      3,554     44,617
                                                  --------  ---------  ---------
Cash and cash equivalents, end of year........... $  3,554  $  44,617  $   4,374
                                                  ========  =========  =========
Supplemental disclosure of cash flow activity--
 cash payments for interest...................... $ 49,707  $  62,574  $  87,784
                                                  ========  =========  =========

                See notes to consolidated financial statements.

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

1. The Partnership and Basis of Presentation:

  Olympus Communications, L.P. and subsidiaries ("Olympus" or the "Company") is a limited partnership formed under the laws of Delaware between ACP Holdings, Inc., ("ACP Holdings"), and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation (together with its subsidiaries "Adelphia"). Prior to October 1, 1999, Olympus was a joint venture limited partnership between Adelphia and subsidiaries of FPL Group, Inc. (together with its subsidiaries "FPL Group"). On that date, Olympus transferred all outstanding common stock of its wholly-owned subsidiary, West Boca Security, Inc. ("WB Security") to FPL Group in exchange for FPL Group's partnership interest in Olympus. Olympus had assigned a $108,000 note receivable from a wholly-owned subsidiary to WB Security prior to the transfer of common stock to FPL Group. The only asset of WB Security was this note which constituted the consideration paid for the redemption of the FPL Group partnership interests in Olympus and accrued priority return due to FPL Group (the "Redemption"). Olympus' operations consist primarily of selling video programming that is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables.

  The consolidated financial statements include the accounts of Olympus and its substantially wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  The Redemption has been accounted for as a purchase of a minority interest applying the purchase method of accounting. The preliminary allocation of the Redemption price to Olympus' assets and liabilities has been reflected in Olympus' consolidated financial statements as of October 1, 1999. A final allocation of the Redemption price will be made upon completion of final appraisals. The $21,300 assigned to Olympus' property, plant and equipment will be depreciated over useful lives ranging primarily from 5 to 20 years. The $85,300 assigned to Olympus' intangible assets is primarily comprised of franchise costs and will be amortized over useful lives of primarily 40 years. If the Redemption had occurred on January 1, 1999, depreciation and amortization expense would have been approximately $2,900 higher than shown in the December 31, 1999 consolidated statement of operations.

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

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

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

  The following unaudited pro forma financial information assumes that the 1997 and 1998 acquisition/disposal transactions had occurred on January 1, 1997.

                                                               Year Ended
                                                              December 31,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
   Revenues...............................................  $230,084  $246,020
   Net loss...............................................   (38,143)  (24,355)
   Net loss of general and limited partners after priority
    return................................................  (114,038) (113,811)

2. Summary of Significant Accounting Policies:

 Subscriber Revenues

  Subscriber revenues are recorded in the month the service is provided.

 Subscriber Receivables

  An allowance for doubtful accounts of $716 and $872 is recorded as a reduction of subscriber receivables at December 31, 1998 and 1999, respectively.

 Programming Expense

  Adelphia allocates charges from programmers to affiliates (including Olympus) based on the number of subscribers to each programming service.

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

 Property, Plant and Equipment

  Property, plant and equipment are comprised of the following:

                                                               December 31,
                                                            -------------------
                                                              1998       1999
                                                            ---------  --------
   Operating plant and equipment........................... $ 456,876  $532,138
   Real estate and improvements............................     7,102     7,630
   Support equipment.......................................     9,839    11,714
   Construction in progress................................    54,520    90,174
                                                            ---------  --------
                                                              528,337   641,656
   Accumulated depreciation................................  (172,867) (212,230)
                                                            ---------  --------
                                                            $ 355,470  $429,426
                                                            =========  ========

  Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost, which includes amounts for material, applicable labor, and interest.

 Intangible Assets

  Intangible assets, net of accumulated amortization, are comprised of the following:

                                                                December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------- --------
   Purchased franchises..................................... $ 492,446 $576,920
   Purchased subscriber lists...............................    43,213   35,714
   Goodwill.................................................    41,512   38,946
                                                             --------- --------
                                                             $ 577,171 $651,580
                                                             ========= ========

  A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over periods of up to 40 years. Purchased subscriber lists are amortized on the straight-line method over the average periods that the listed subscribers are expected to receive service from the date of acquisition, which range from 7 to 10 years. Accumulated amortization of intangible assets amounted to $144,548 and $174,880 at December 31, 1998 and 1999, respectively.

 Other Assets

  The unamortized amount of deferred debt financing costs included in prepaid expenses and other assets was $8,806 and $7,449 at December 31, 1998 and 1999, respectively. Such costs are amortized over the term of the related debt.

  At January 1, 1998, prepaid expenses and other assets also included the Company's limited partnership investment in TMIP of $14,310. Income of $1,838 from this investment is included in revenues in 1998. This investment was exchanged for interests in cable television systems in the December 4, 1998 TMIP restructuring transaction described in Note 1. As a result of this exchange, the Company recognized a gain of approximately

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

$7,200, representing the excess of fair value of the assets received over the carrying value of the investment exchanged.

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

 Noncash Financing and Investing Activities

  Capital leases entered into during 1997, 1998 and 1999 totaled $415, $5,709 and $1,967, respectively. Business acquisitions for 1997 and 1998 include the acquisition of National and the TMIP restructuring, respectively (see Note 1). A seller note related to the acquisition of a cable system in 1996 was accreted from $55,800 at acquisition to the $70,000 face amount at December 31, 1997. During 1999, Olympus issued a note payable of $108,000 in connection with the Redemption. The note was recorded at $99,700 and will be accreted to the face amount. Effective December 31, 1999, Adelphia converted Olympus' amounts due to affiliates into a general partner capital contribution.

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

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000.

  At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to certain issues related to EITF 98-3, "Determining whether a transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, the Company will be required to treat cable system swaps as a purchase of a business and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

3. Debt:

 Subsidiary Debt

  Subsidiary debt is comprised of amounts due under credit agreements with banks.

  The amount of borrowings available to Olympus under revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Olympus had commitments from banks for additional borrowings of up to $368,000, which was also available to affiliates at December 31, 1999, which expire through 2007. Olympus pays commitment fees of up to .375% of unused principal.

  Borrowings under these credit arrangements of subsidiaries are collateralized by substantially all of the assets of the respective subsidiaries. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Management believes that the borrowers were in compliance with the agreements' covenants at December 31, 1999. At December 31, 1999, approximately $331,300 of the net assets of subsidiaries would be permitted to be transferred to Olympus in the form of distributions, dividends and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 1999. The subsidiaries are permitted to pay management fees to Olympus or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

  A subsidiary of Olympus is a co-borrower with an affiliate under a $200,000 credit agreement. The subsidiary is permitted to borrow up to $39,500 of the available credit, none of which was included in subsidiary debt as of December 31, 1998 and 1999. In conjunction with the acquisition of the partnership interests of National and the TMIP restructuring, another subsidiary of Olympus assumed the obligation for $187,000 of a $350,000 credit agreement of Hilton Head, $135,000 of which was included in subsidiary debt as of December 31, 1998. This credit agreement was refinanced in conjunction with the closing of an $850,000 credit facility on May 6, 1999 by certain subsidiaries and affiliates of Adelphia and Olympus. Olympus' subsidiaries had no outstanding borrowings under this facility as of December 31, 1999. Each of these subsidiaries is liable for all borrowings under the respective credit agreements, although the lenders have no recourse against Olympus other than against Olympus' interest in the respective subsidiaries.

  Subsidiary debt is due at various dates through 2007. Interest rates are based upon one or more of the following rates at the option of the borrowers: prime rate plus 0% to 1%; certificate of deposit rate plus .875% to 2.25%; or LIBOR plus .625% to 2%. At December 31, 1998 and 1999, the weighted average interest rate on subsidiary debt was 6.51% and 7.07%, respectively. Interest is payable quarterly.

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

 Parent Debt

  On November 12, 1996, Olympus issued $200,000 of 10 5/8% Senior Notes (the "Senior Notes"). Net proceeds, after payment of transaction costs, of approximately $195,000 were used to reduce amounts outstanding on Olympus' subsidiary debt. Interest is payable semi-annually. The Senior Notes are unsecured and are due November 15, 2006. Commencing November 15, 2001, Olympus may redeem the Senior Notes in whole or in part at 105.3125% of principal declining annually to par on November 15, 2004. Holders of the Senior Notes have the right to require Olympus to redeem their Senior Notes at 101% of principal upon a Change of Control (as defined in the Indenture). The Redemption constituted a Change of Control in accordance with the Indenture and, upon the closing of the transaction, Olympus was required to offer to repurchase all of the Senior Notes. Olympus' offer to re-purchase the Senior Notes expired without any holders exercising their option. The Indenture also stipulates, among other things, limitations on additional borrowings, payment of dividends or distributions, repurchase of equity interests, transactions with affiliates and the sale of assets. As a result of applying purchase accounting for the Redemption, a portion of the Senior Notes was assigned a fair value in excess of carrying value by $3,700 at the Redemption date. Such excess will be amortized over the remaining life of the Senior Notes.

 Other Debt

  As of December 31, 1998 and 1999, other debt consists, in part, of purchase money indebtedness and capital leases incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is based on the Federal Funds rate plus 1.4% or the U.S. Treasury rate plus approximately 2.8%. As of December 31, 1998, other debt also included $1,000 regarding a seller note from an acquisition during 1996.

  As of December 31, 1999, a wholly-owned subsidiary of Olympus has a $108,000 term note, with principal and interest due and payable to FPL Group (See note
1) on September 1, 2004. The note bears interest at 6% and, together with accrued interest, is callable on or after July 1, 2002. The note was recorded at $99,700 and will be accreted up to the face amount. The note is secured by a pledge of partnership interests in Olympus previously held by FPL Group. Upon an event of default under the pledge agreement, the FPL Group partnership interests in Olympus may be reinstated upon an exercise of remedies under the pledge agreement.

 Maturities of Debt

  The following table sets forth the scheduled reductions in principal under all agreements for indebtedness at December 31 for each of the next five years based on amounts outstanding at December 31, 1999:

      Year ending December 31, 2000.................................... $ 67,917
      Year ending December 31, 2001....................................   82,167
      Year ending December 31, 2002....................................  204,417
      Year ending December 31, 2003....................................   96,417
      Year ending December 31, 2004....................................    1,417

  Olympus intends to fund its debt maturities through borrowings under new credit agreements, affiliate advances or internally generated funds. Changing conditions in the financial markets may have an impact on how Olympus will refinance its debt in the future.

 Interest Rate Swaps

  Olympus has entered into interest rate swap agreements with banks and an affiliate (see Note 9) to reduce the impact of changes in interest rates on its bank debt and its Senior Notes. Olympus entered into pay-fixed

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Olympus entered into receive-fixed agreements to effectively convert a portion of its fixed-rate Senior Notes to variable-rate debt which is indexed to LIBOR. During the year ended December 31, 1999, Olympus assigned its position in pay-fixed interest rate swap agreements totalling $40,000 to an affiliate.

  The following table summarizes the notional amounts outstanding and weighted average interest rate data for all swaps.

                                                                   December 31,
                                                                   -------------
   Pay Fixed Swaps:                                                 1998    1999
   ----------------                                                -------  ----
   Notional amount................................................ $40,000  $--
   Average receive rate...........................................    5.47%  --
   Average pay rate...............................................    7.68%  --

4. Limited Partners' Interests and General Partners' Equity (Deficiency):

  Olympus' equity includes Preferred Limited Partner, General and Limited Partner Interests. The Preferred Limited Partner interests are nonvoting, do not participate in the profits and losses of Olympus and, prior to October 1, 1999, provided for a priority return of 16.5% per annum (payable quarterly). In the event that any priority return was not paid when due, such unpaid amounts accrued additional return at a rate of 16.5% per annum. In conjunction with the redemption of FPL Group's partnership interests, the accrual and payment of priority return on the Preferred Limited Partner interests were discontinued. Effective December 31, 1999, Adelphia converted Olympus' amounts due to affiliates into a general partner capital contribution.

5. Commitments and Contingencies:

  Olympus rents office space, tower sites, and space on utility poles under leases with terms that are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,614, $1,974 and $2,501 for 1997, 1998 and 1999, respectively.

  In connection with certain obligations under existing franchise agreements, Olympus obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Olympus has fulfilled all of its obligations such that no payments under surety bonds have been required.

  The cable television industry and Olympus are subject to extensive regulation at the federal, state and local levels. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, the FCC adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology or, in the alternative, a cost of service showing and
(ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Several amendments to the rate regulations have subsequently been added.

  The FCC has adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Telecommunications Act

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

of 1996 (the "1996 Act") deregulated the rates for cable programming services on March 31, 1999. Olympus cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations or litigation.

  On May 26, 1999, Adelphia announced that it had agreed to swap certain cable systems with Comcast Corporation ("Comcast") and Jones Intercable, Inc. ("Jones") in a geographic rationalization of the companies' respective markets. Comcast will receive Olympus' Ft. Myers, FL system in exchange for certain assets of approximately equal value. The system swaps are subject to customary closing conditions and regulatory approvals and are expected to close by mid-2000.

6. Employee Benefit Plans:

  Olympus participates in the Adelphia 401(k) and stock value plan ("the Plan") which provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. Olympus matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During the years ended 1997, 1998 and 1999 no significant matching contributions were made by Olympus. The Plan also provides for certain stock incentive awards on an annual basis.

  In 1999, Olympus also began participation in an Adelphia stock incentive plan which provides certain management level employees with compensation bonuses based on Adelphia Class A common stock performance. Adelphia allocated costs associated with these plans to Olympus of approximately $846 for the year ended December 31, 1999.

7. Taxes on Income:

  Certain subsidiaries of Olympus are corporations that file separate federal and state income tax returns. At December 31, 1999, these subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $192,193 expiring through 2019. The partnership investments of Olympus are entities for which the filing of returns and related tax liabilities are the responsibility of the individual owners.

  Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards.

  The tax effects of significant items comprising Olympus' net deferred tax liability as of December 31, 1998 and 1999 are as follows:

                                                             December 31,
                                                           ------------------
                                                             1998      1999
                                                           --------  --------
   Deferred tax liabilities:
     Differences between book and tax basis of property,
      plant and equipment and intangible assets........... $ 88,360  $ 85,818
                                                           --------  --------
   Deferred tax assets:
     Operating loss carryforwards.........................   71,391    73,971
     Other................................................      233       284
     Valuation allowance..................................  (24,215)  (28,854)
                                                           --------  --------
       Subtotal...........................................   47,409    45,401
                                                           --------  --------
     Net deferred tax liability........................... $ 40,951  $ 40,417
                                                           ========  ========

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

  The net change in the valuation allowance in 1999 was an increase of $4,639.

  The income tax (expense) benefit for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                                 Year Ended
                                                                December 31,
                                                              ------------------
                                                              1997   1998   1999
                                                              -----  -----  ----
   Federal:
     Current................................................. $  --  $  --  $ --
     Deferred................................................   (46)   (99)  452
   State:
     Current.................................................    31     --    --
     Deferred................................................   (36)   (16)   82
                                                              -----  -----  ----
                                                              $(51)  $(115) $534
                                                              =====  =====  ====

  Reconciliations between the statutory federal income tax rate and Olympus' effective income tax rate as a percentage of loss before income taxes are as follows:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                               1997  1998  1999
                                                               ----  ----  ----
   Statutory federal income tax rate.......................... (35)% (35)% (35)%
   Change in valuation allowance..............................    8%   17%    7%
   Operating losses passed through to partners................   27%   20%   28%
   State taxes, net of federal benefit........................    0%  (1)%  (1)%
                                                               ----  ----  ----
   Effective income tax rate..................................    0%    1%  (1)%
                                                               ====  ====  ====

8. Disclosures about Fair Value of Financial Instruments:

  Included in Olympus' financial instrument portfolio are cash, notes payable to banks, Senior Notes, a note payable to FPL Group and interest rate swaps. The carrying values of the notes payable to banks approximate their fair values at December 31, 1999. The fair value of the Senior Notes exceeded their carrying value by approximately $28,000 and $5,500 at December 31, 1998 and 1999, respectively. The carrying value of the note payable to FPL Group exceeded its fair value by approximately $4,500 at December 31, 1999. At December 31, 1998, Olympus would have been required to pay approximately $1,327 to settle its interest rate swap agreements, representing the difference between fair value and carrying value of these agreements. The fair values of the debt and interest rate swaps were based upon quoted market prices of similar instruments or on rates available to Olympus for instruments of similar remaining maturities.

9. Transactions with Related Parties:

  Olympus has an agreement with a subsidiary of Adelphia which provides for the payment of management fees by Olympus. The amount and payment of these fees is subject to restrictions contained in the partnership agreements.

  Olympus has periodically received funds from and advanced funds to Adelphia and other affiliates. Olympus was charged $6,600, $9,582 and $47,644 of interest on such net payables for 1997, 1998 and 1999, respectively.

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)

  At January 1, 1998, Olympus had interest rate swaps with an affiliate for a notional amount of $140,000 for Receive Fixed Swaps. These swaps expired during 1998. The net effect of these interest rate swaps was to decrease interest expense by $2,308 and $2,033 in 1997 and 1998, respectively.

  Effective October 1, 1997, Olympus completed the acquisition of all of the partnership interests of National from Hilton Head, an entity controlled by the family of John Rigas (principal shareholder of Adelphia), for a purchase price of approximately $118,000 (see Note 1).

  Adelphia allocated $1,886 to Olympus in 1999 in connection with certain rebates received by Adelphia from General Instruments Corporation. The rebate was recorded as a reduction of operating plant and equipment.

                 OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                            (Dollars in thousands)


10. Quarterly Financial Data (unaudited):

  The following tables summarize the financial results of Olympus for each of the quarters in the years ended December 31, 1998 and 1999.

                                               Three Months Ended
                                   --------------------------------------------
                                   March 31  June 30   September 30 December 31
                                   --------  --------  ------------ -----------
Year Ended December 31, 1998:
Revenues.........................  $ 50,918  $ 51,198    $ 54,380    $ 59,146
                                   --------  --------    --------    --------
Operating expenses:
 Direct operating and
  programming....................    17,285    17,663      18,376      20,547
 Selling, general and
  administrative.................     9,043     8,827       9,287      10,563
 Depreciation and amortization...    12,250    11,998      12,890      14,795
 Management fees to managing
  affiliate......................     2,698     2,888       3,769       3,819
                                   --------  --------    --------    --------
   Total.........................    41,276    41,376      44,322      49,724
                                   --------  --------    --------    --------
Operating income.................     9,642     9,822      10,058       9,422
                                   --------  --------    --------    --------
Other income (expense):
 Interest expense................   (12,733)  (12,693)    (13,825)    (13,971)
 Interest expense--affiliates....    (1,942)   (1,959)     (2,711)     (2,970)
 Gain on sale of assets (see
  Note 2)........................        --        --          --       7,215
 Other...........................       370       613         176        (473)
                                   --------  --------    --------    --------
   Total.........................   (14,305)  (14,039)    (16,360)    (10,199)
                                   --------  --------    --------    --------
Loss before income taxes.........    (4,663)   (4,217)     (6,302)       (777)
Income tax expense...............        --       (28)        (56)        (31)
                                   --------  --------    --------    --------
Net loss.........................    (4,663)   (4,245)     (6,358)       (808)
Priority return on preferred and
 senior limited partner
 interests.......................   (20,792)  (21,923)    (22,876)    (23,865)
                                   --------  --------    --------    --------
Net loss of general and limited
 partners after priority return..  $(25,455) $(26,168)   $(29,234)   $(24,673)
                                   ========  ========    ========    ========
Year Ended December 31, 1999:
Revenues.........................  $ 64,866  $ 63,351    $ 64,640    $ 65,210
                                   --------  --------    --------    --------
Operating expenses:
 Direct operating and
  programming....................    22,952    21,912      22,761      24,192
 Selling, general and
  administrative.................    11,742    11,254      11,412      12,011
 Depreciation and amortization...    18,259    18,141      17,718      18,007
 Management fees to managing
  affiliate......................     3,543     5,913       3,868       9,898
                                   --------  --------    --------    --------
   Total.........................    56,496    57,220      55,759      64,108
                                   --------  --------    --------    --------
Operating income.................     8,370     6,131       8,881       1,102
                                   --------  --------    --------    --------
Other income (expense):
 Interest expense................   (12,075)   (7,521)     (5,343)    (13,543)
 Interest expense--affiliates....    (5,269)  (13,266)    (16,566)    (12,543)
 Other (expense) income..........        --      (120)       (273)        561
                                   --------  --------    --------    --------
   Total.........................   (17,344)  (20,907)    (22,182)    (25,525)
                                   --------  --------    --------    --------
Loss before income taxes.........    (8,974)  (14,776)    (13,301)    (24,423)
Income tax (expense) benefit.....       (86)      (94)        (94)        808
                                   --------  --------    --------    --------
Net loss.........................    (9,060)  (14,870)    (13,395)    (23,615)
Priority return on preferred and
 senior limited partner
 interests.......................   (24,626)  (25,940)    (27,324)         --
                                   --------  --------    --------    --------
Net loss of general and limited
 partners after priority return..  $(33,686) $(40,810)   $(40,719)   $(23,615)
                                   ========  ========    ========    ========

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

  The directors and executive officers of the Adelphia subsidiary which is the managing general partner of the Company, ACP Holdings, Inc. ("ACP Holdings") are:

 Name                               Age Position
 ----                               --- --------
 John J. Rigas....................   75 Chairman, President and Director of ACP Holdings
 Michael J. Rigas.................   46 Executive Vice President and Director of ACP
                                         Holdings
 Timothy J. Rigas.................   43 Executive Vice President, Treasurer and Director of
 ACP Holdings James P. Rigas......   42 Executive Vice President and Director of ACP
                                         Holdings

  John J. Rigas is Chairman and President of ACP Holdings and is the founder, Chairman, Chief Executive Officer and President of Adelphia. Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bank Corp., Inc., Coudersport, Pennsylvania and a member of the Board of Directors of the Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a member of its Pioneer Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the board of directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  ACP Holdings serves as the managing general partner of the Company and holds all voting general partnership interests. ACC Holdings II, LLC holds a .1% limited partnership interest. On October 1, 1999, Olympus redeemed the partnership interests owned by FPL Group for approximately $108 million. The address of Adelphia and the Company is One North Main Street, Coudersport, Pennsylvania 16915. The telephone number for both is 814-274-9830.

The Partnership Agreement

  The Company is a limited partnership formed under the laws of the state of Delaware. The following summary of certain of the terms of the Second Amended and Restated Limited Partnership Agreement dated as of February 28, 1995, as amended by amendments dated as of September 1, 1995, March 29, 1996, June 27, 1996 and October 1, 1999 (the "Partnership Agreement") is qualified in its entirety by the Partnership Agreement, copies of which are available upon request therefor from the Company. Terms used in this summary and not otherwise defined shall have the meaning ascribed thereto in the Partnership Agreement.

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

  The following is a summary of certain terms of the Partnership Agreement as of December 31, 1999, which are subject to modification by the partners of Olympus. The Managing General Partner has the sole right to manage and control the affairs of the Company and its direct affiliates and is authorized and empowered to carry out and implement any and all of the purposes of the Company pursuant to the terms of the Partnership Agreement. The Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based generally upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. The Company is entitled to receive the benefits (on an average cost basis) of any programming or purchasing agreements available to Adelphia or one of its affiliates if such benefits are permitted to be passed through to the Company. Although the Partnership Agreement does not prohibit the Partners from engaging in or possessing an interest in other business ventures or activities of any nature and description, there are certain limitations on the activities of the Partners, including (i) prior to any Partner or its affiliates acquiring a direct or indirect beneficial ownership interest in a cable system (other than as a passive investor in a cable system of less than one percent of the outstanding equity interests in any publicly traded person) in the state of Florida or in any cable system outside of the state of Florida within 100 miles of any head-end site of the Company, such cable system shall be offered to the Company, (ii) any transaction between the Company and the Managing General Partner or its affiliates must be on terms at least as favorable to the Company as those available to unrelated parties, (iii) certain transactions (as described below) must be approved by a Majority-in-Interest of the Partners and (iv) certain transactions (as described below) must be approved by a Super Majority-in-Interest of the Partners. The following transactions require the approval of a Majority-in-Interest of the Partners (more than 75% of the Units) (i) any amendment to the Partnership Agreement, (ii) election of an additional or substitute Managing General Partner, (iii) dissolution or liquidation, (iv) incorporation, (v) borrowings or refinancings of borrowings in excess of $5,000,000, (vi) the issuance of any PLP or SLP interests, (vii) adoption or amendment of the annual operating budget or capital budget of the Company, subject to certain exceptions, (viii) transactions with Partners or their affiliates not otherwise specifically permitted by the Partnership Agreement, (ix) change or reorganization of the Company into any other legal form of organization, (x) loaning of funds of the Company or acting as a Guarantor except as permitted by the Partnership Agreement, (xi) admission of new partners, (xii) the selection of a new independent certified public accountant and (xiii) the acquisition of less than 95 percent of any other company or partnership. The approval of a Super Majority-in-Interest of the Partners (more than 85% of the Units) of the Company is required to approve (i) the filing on behalf of the Company of a petition in bankruptcy or insolvency, (ii) the sale, trade, exchange or other disposition of assets of the Company other than in the ordinary course of business and other than transactions involving less than 5,000 cable subscribers per fiscal year, (iii) the purchase or other acquisition from a third-party owner of any CATV systems or subscribers other than line or plant extensions or other transactions involving less than 5,000 cable subscribers,
(iv) any call for additional Capital Contributions beyond that expressly permitted by the Partnership Agreement and (v) the issuance of any partnership Units in the Company or General Partner, Limited Partner or Managing General Partner Interests.

  The term of the Company is until December 31, 2019. Under certain circumstances prior to the end of such term, if a disagreement occurs over a Fundamental Issue, at the election of the Managing General Partner, the Partners have certain buy-sell rights regarding their partnership interests in the event that the dispute cannot be resolved. A "Fundamental Issue" under the Partnership Agreement includes any of the following matters for which the Managing General partner has sought required approval from the other Partners of Olympus but such approval has not been granted: material amendments to the Partnership Agreement; annual operating or capital budgets that have been proposed but not approved for at least one year; the election of a substitute or additional Managing General Partner; certain financings; a change to the Partnership's legal form of organization; the admission of a new partner to the Partnership; and significant sales or dispositions of assets.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Pursuant to the Partnership Agreement, the Company pays to Adelphia, on a quarterly basis, an amount representing an allocation of the corporate overhead of Adelphia and its subsidiaries with respect to the Company for such period, which allocation is based generally upon the ratio of the Company's cable subscribers to the total cable subscribers owned or managed by Adelphia. Amounts of such fees paid for 1999 were $22.9 million.

  The Company has periodically received funds from and advanced funds to Adelphia and Doris Holdings, L.P. and Highland Holdings, partnerships controlled by the Rigas family. The Company was charged $47.6 million of interest on such net payables for 1999. Effective December 31, 1999, Adelphia converted Olympus' amounts due to affiliates into a general partner capital contribution.

  Incorporated herein by reference is Note 9 and the fourth paragraph of
Note 3 to the Consolidated Financial Statements filed under Item 8 of this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

  (a) (1) A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed in the Index in
Item 8 of this Annual Report on Form 10-K.

    (2) Financial Statement Schedules:

      The following are included in this Report:

        Schedule I--Condensed Financial Information of the Registrant

        Schedule II--Valuation and Qualifying Accounts

    (3) Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
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

  3.8*   Third Amendment to the Olympus Communications, L.P. Second Amended and
         Restated Limited Partnership Agreement, dated October 1, 1999.

  4.1 Indenture, dated as of November 12, 1996, between the Registrants and Bank of Montreal Trust Company. (Incorporated herein by reference is Exhibit 10.02 to Adelphia Communications Corporation's Current Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)

 Exhibit
   No.                                 Description
 -------                               -----------
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

 10.3    First Amendment, dated as of July 31, 1998 for the Amended and
         Restated Credit Agreement dated of as March 29, 1996 (Incorporated here in by reference is Exhibit 10.2 to Olympus' Form 8-K dated April
         2, 1999.) (File Number 333-19327)

 10.4 Purchase and Sale Agreement by and among Cable TV Fund 12-A, LTD (as seller), Jones Intercable, Inc. and Olympus Communications, L.P.
         (Incorporated herein by reference is Exhibit 10.1 to Olympus' Form 8-K dated April 2, 1999.) (File Number 333-19327)

 10.5 Form of Management Fee Subordination Agreement. (contained as Annex A in Indenture filed as Exhibit 4.1 herein.)

 10.6*   Redemption Agreement between Olympus Communications, LP and Cable GP,
         Inc., dated as of October 1, 1999.

 10.7*   Term Note from Ft Myers Acquisition Limited Partnership dated October
         1, 1999.

 10.8 Bank Credit Facility dated May 6, 1999 among the borrowers and lenders named therein (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K for the event dated September 16, 1999 filed by Adelphia Communications Corporation.) (File Number 0-16014)

 21.1*   Subsidiaries of the Registrant.

 27.1*   Financial Data Schedule.

--------
* Filed herewith.

  The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

  (b) The Registrant filed a Form 8-K on October 15, 1999, which reported information under Items 1 and 5 thereof. No financial statements were filed with such Form 8-K report.

  (c) The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

  (d) The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.

                   Supplemental Information To Be Furnished
                With Reports Filed Pursuant To Section 15(D) Of The Exchange Act By Registrant's Which Have Not Registered Securities Pursuant To Section 12 Of
                               The Exchange Act

  Other than a copy of this Form 10-K, no annual report or proxy material has been or will be sent to security holders of Olympus Communications, L.P.

                            SCHEDULE I (Page 1 of 4)

                          OLYMPUS COMMUNICATIONS, L.P.
      Condensed Information as to the Financial Position of the Registrant
                             (Dollars in thousands)

                                                               December 31,
                                                            -------------------
                                                              1998       1999
                                                            ---------  --------
ASSETS:
Investment in cable television subsidiaries................ $ 292,901  $672,524
Other assets--net..........................................     4,923     4,398
                                                            ---------  --------
    Total.................................................. $ 297,824  $676,922
                                                            =========  ========
LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
10 5/8% Senior Notes due 2006.............................. $ 200,000  $203,537
Other debt.................................................     1,000        --
Unsecured notes and payables to cable television
 subsidiaries and affiliates, net..........................   183,731    93,893
Accrued priority return on PLP interests...................    36,397    38,542
Accrued interest and other liabilities.....................    12,643    11,557
                                                            ---------  --------
    Total liabilities......................................   433,771   347,529
Total partners' equity (deficiency)--[see consolidated
 financial statements included herein for details].........  (135,947)  329,393
                                                            ---------  --------
    Total.................................................. $ 297,824  $676,922
                                                            =========  ========




        See notes to condensed financial information of the Registrant.

                            SCHEDULE I (Page 2 of 4)

                          OLYMPUS COMMUNICATIONS, L.P.
          Condensed Information as to the Operations of the Registrant
                             (Dollars in thousands)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------  --------  --------
INCOME:
Income from subsidiaries and affiliates......... $  5,451  $  6,439  $  7,843
                                                 --------  --------  --------
EXPENSES:
Operating expenses and fees to subsidiaries.....      225        27        13
Amortization....................................      660       511       747
Interest expense................................   25,414    17,948    19,934
Interest expense to subsidiaries and
 affiliates.....................................   13,522    16,736    49,565
Management fees to Managing Affiliate...........    9,566    13,154    22,851
                                                 --------  --------  --------
  Total.........................................   49,387    48,376    93,110
                                                 --------  --------  --------
Loss before equity in net income of
 subsidiaries...................................  (43,936)  (41,937)  (85,267)
Equity in net income of subsidiaries............   24,134    25,863    24,327
                                                 --------  --------  --------
Net loss........................................ $(19,802) $(16,074) $(60,940)
                                                 ========  ========  ========




        See notes to condensed financial information of the Registrant.

                            SCHEDULE I (Page 3 of 4)

                          OLYMPUS COMMUNICATIONS, L.P.
          Condensed Information as to the Cash flows of the Registrant
                             (Dollars in thousands)

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    1997      1998      1999
                                                  --------  --------  ---------
Cash flows from operating activities:
 Net loss........................................ $(19,802) $(16,074) $ (60,940)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
  Equity in net income of subsidiaries...........  (24,134)  (25,863)   (24,327)
  Amortization...................................      660       511        747
  Non cash interest..............................    7,993        --       (129)
  Change in operating assets and liabilities, net
   of
   effects of acquisitions:
   Other assets..................................     (385)     (134)      (222)
   Accrued interest and other liabilities........   (2,412)   (1,145)    (1,086)
                                                  --------  --------  ---------
Net cash used for operating activities...........  (38,080)  (42,705)   (85,957)
                                                  --------  --------  ---------
Cash flows from investing activities:
 Investment in subsidiaries......................   (5,020)  (10,469)  (248,741)
 Proceeds from sale of assets....................       --    10,469         --
 Advances from subsidiaries and related parties..   51,700    80,105    330,748
                                                  --------  --------  ---------
Net cash provided by investing activities........   46,680    80,105     82,007
                                                  --------  --------  ---------
Cash flows from financing activities:
 Payments of priority returns....................  (74,129)  (75,300)   (42,825)
 Repayments of debt..............................  (25,000)  (44,000)    (1,000)
 Issuance of preferred limited partner
  interests......................................   80,729    81,900     47,775
 Capital contributions...........................    9,800        --         --
                                                  --------  --------  ---------
Net cash (used for) provided by financing
 activities......................................   (8,600)  (37,400)     3,950
                                                  --------  --------  ---------
Change in cash and cash equivalents..............       --        --         --
                                                  --------  --------  ---------
Cash and cash equivalents, beginning of year.....       --        --         --
                                                  --------  --------  ---------
Cash and cash equivalents, end of year........... $     --  $     --  $      --
                                                  ========  ========  =========
Supplemental disclosure of cash flow activity--
 cash payments for interest...................... $ 31,080  $ 34,392  $  70,494
                                                  ========  ========  =========

        See notes to condensed financial information of the Registrant.

                           SCHEDULE I (Page 4 of 4)

                         OLYMPUS COMMUNICATIONS, L.P.
          Notes to Condensed Financial Information of the Registrant
                            (Dollars in thousands)

1. Notes Payable to Subsidiaries and Affiliates:

  Olympus Communications, L.P. ("Olympus") has periodically received funds from and advanced funds to subsidiaries and affiliates. These balances, some of which eliminate upon preparation of the consolidated financial statements, totaled $183,731 and $93,893 at December 31, 1998 and 1999, respectively. Olympus paid $13,522, $16,736 and $49,565 of interest expense on certain of these net payables to subsidiaries and affiliates during 1997, 1998 and 1999, respectively. Interest was charged at rates ranging from 2.2% to 16.5%.

                                  SCHEDULE II

                          OLYMPUS COMMUNICATIONS, L.P.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                   Balance at Charged to               Balance
                                   Beginning  Costs and  Deductions--  at End
                                   of Period   Expenses   Write-Offs  of Period
                                   ---------- ---------- ------------ ---------
Year Ended December 31, 1997
Allowance for Doubtful Accounts..   $   612     $3,836      $3,826     $   622
                                    =======     ======      ======     =======
Valuation Allowance for Deferred
 Tax Assets......................   $20,076     $1,497      $   --     $21,573
                                    =======     ======      ======     =======
Year Ended December 31, 1998
Allowance for Doubtful Accounts..   $   622     $4,339      $4,245     $   716
                                    =======     ======      ======     =======
Valuation Allowance for Deferred
 Tax Assets......................   $21,573     $2,642      $   --     $24,215
                                    =======     ======      ======     =======
Year Ended December 31, 1999
Allowance for Doubtful Accounts..   $   716     $6,058      $5,902     $   872
                                    =======     ======      ======     =======
Valuation Allowance for Deferred
 Tax Assets......................   $24,215     $4,639      $   --     $28,854
                                    =======     ======      ======     =======

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

                                          Olympus Communications, L.P.

                                          By: ACP Holdings, Inc.
                                          Managing General Partner

                                                   /s/ Timothy J. Rigas
                                          By:__________________________________
                                          Timothy J. Rigas,
                                          Executive Vice President, Treasurer,
                                          Principal Accounting Officer and
                                          Principal Financial Officer of ACP
                                          Holdings, Inc.

                                          Olympus Capital Corporation

                                                   /s/ Timothy J. Rigas
                                          By:__________________________________
                                          Timothy J. Rigas,
                                          Executive Vice President, Treasurer,
                                          Principal Accounting Officer and
                                          Principal Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

                                                     /s/ John J. Rigas
                                          _____________________________________
                                          John J. Rigas,
                                          Chairman, President and Director of
                                          ACP Holdings, Inc. and President and
                                          Director of Olympus Capital
                                          Corporation

                                                   /s/ Timothy J. Rigas
                                          _____________________________________
                                          Timothy J. Rigas,
                                          Executive Vice President, Treasurer,
                                          Principal Financial Officer,
                                          Director and Principal Accounting
                                          Officer of ACP Holdings, Inc. and
                                          Olympus Capital Corporation

                                                   /s/ Michael J. Rigas
                                          _____________________________________
                                          Michael J. Rigas,
                                          Executive Vice President and
                                          Director of ACP Holdings, Inc. and
                                          Olympus Capital Corporation

                                                    /s/ James P. Rigas
                                          _____________________________________
                                          James P. Rigas,
                                          Executive Vice President, and
                                          Director of ACP Holdings, Inc. and
                                          Olympus Capital Corporation

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Certificate of Limited Partnership of Olympus Communications, L.P.,
         together with all amendments thereto. (Incorporated herein by reference is Exhibit 99.03 to Adelphia Communications Corporation's
         Current Report on Form 8-K dated December 16, 1996.) (File Number 0-
         16014)

  3.2    Certificate of Incorporation of Olympus Capital Corporation.
         (Incorporated herein by reference is Exhibit 99.01 to Adelphia
         Communications Corporation's Current Report on Form 8-K dated
         December 16, 1996.) (File Number 0-16014)

  3.3    Bylaws of Olympus Capital Corporation. (Incorporated herein by reference is Exhibit 99.02 to Adelphia Communications Corporation's
         Current Report on Form 8-K dated December 16, 1996.) (File Number 0-
         16014)

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

  3.8*   Third Amendment to the Olympus Communications, L.P. Second Amended and
         Restated Limited Partnership Agreement, dated October 1, 1999.

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

 10.3    First Amendment, dated as of July 31, 1998 for the Amended and
         Restated Credit Agreement dated of as March 29, 1996 (Incorporated here in by reference is Exhibit 10.2 to Olympus' Form 8-K dated
         April 2, 1999.) (File Number 333-19327)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.4    Purchase and Sale Agreement by and among Cable TV Fund 12-A, LTD (as seller), Jones Intercable, Inc. and Olympus Communications, L.P.
         (Incorporated herein by reference is Exhibit 10.1 to Olympus' Form 8-K dated April 2, 1999.) (File Number 333-19327)

 10.5 Form of Management Fee Subordination Agreement. (contained as Annex A in Indenture filed as Exhibit 4.1 herein.)

 10.6*   Redemption Agreement between Olympus Communications, LP and Cable GP,
         Inc., dated as of October 1, 1999.

 10.7*   Term Note from Ft Myers Acquisition Limited Partnership dated October
         1, 1999.

 10.8 Bank Credit Facility dated May 6, 1999 among the borrowers and lenders named therein (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K for the event dated September 16, 1999 filed by Adelphia Communications Corporation.) (File Number 0-16014)

 21.1*   Subsidiaries of the Registrant.

 27.1*   Financial Data Schedule.

--------
* Filed herewith.