Form 10-Q
period 2000-09-30
OLYMPUS COMMUNICATIONS LP; OLYMPUS CAPITAL CORP
filed 2000-11-14
CIK 861255, 754019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
----
    of 1934

                For the quarterly period ended September 30, 2000

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

                  Yes  X                             No  __
                       -


                                             OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                                                            Page

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets - December 31, 1999 and September 30, 2000..............         3

        Condensed Consolidated Statements of Operations - Three and Nine Months Ended
         September 30, 1999 and 2000..................................................................         4

        Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
         1999 and 2000................................................................................         5

        Notes to Condensed Consolidated Financial Statements..........................................         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.................................................................................         8

Item 3. Quantitative and Qualitative Disclosures about Market Risk....................................        14

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................................................        15

SIGNATURES............................................................................................        16

Index to Exhibits.....................................................................................        17


SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to construct, expand and upgrade its networks, reliance on vendors, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding those risks and uncertainties and their potential impact on the Company, see the Adelphia prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors." In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                              (Dollars in thousands)

                                                                                  December 31,      September 30,
                                                                                      1999               2000
                                                                                ----------------  -----------------
ASSETS

Cable systems, at cost, net of accumulated depreciation and amortization:

     Property, plant and equipment                                              $      429,426    $       511,454
     Intangible assets                                                                 651,580            637,526
                                                                                ----------------    ---------------
          Total cable systems                                                        1,081,006          1,148,980

Cash and cash equivalents                                                                4,374              6,807
Subscriber receivables - net                                                            15,829             18,742
Prepaid expenses and other assets - net                                                 15,495             19,131
                                                                                ----------------  -----------------
          Total                                                                 $    1,116,704    $     1,193,660
                                                                                ================  =================

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

Subsidiary debt                                                                 $      337,250    $       308,750
Parent debt                                                                            203,537            203,149
Other debt                                                                             107,540            115,116
Accounts payable                                                                        25,008             29,672
Subscriber advance payments and deposits                                                 6,468             10,151
Accrued interest and other liabilities                                                  28,549             39,943
Due to affiliates - net                                                                 38,542            154,591
Deferred income taxes                                                                   40,417             34,445
                                                                                ----------------  -----------------
          Total liabilities                                                            787,311            895,817
                                                                                ----------------  -----------------

Commitments and contingencies (Note 5)

Partners' equity:
  Limited partners' interests                                                          407,813            407,813
  General partners' deficiency                                                         (78,420)          (109,970)
                                                                                ----------------  -----------------
          Total partners' equity                                                       329,393            297,843
                                                                                ----------------  -----------------
          Total                                                                 $    1,116,704    $     1,193,660
                                                                                ================  =================




                    See the accompanying notes to condensed consolidated financial statements.



                                   OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                               (Dollars in thousands)

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       ------------------------------ -------------------------------
                                                             1999            2000           1999            2000
                                                       --------------- -------------- --------------- ---------------
Revenues                                               $      64,640   $      67,042  $     192,857   $     202,423
                                                       --------------- -------------- --------------- ---------------

Operating expenses:
  Direct operating and programming                            22,761          25,859         67,625          78,284
  Selling, general and administrative                         11,412          10,119         34,408          36,462
  Depreciation and amortization                               17,718          20,467         54,118          61,834
  Management fees to managing affiliate                        3,868           6,666         13,324          16,686
                                                       --------------- -------------- --------------- ---------------
          Total                                               55,759          63,111        169,475         193,266
                                                       --------------- -------------- --------------- ---------------

Operating income                                               8,881           3,931         23,382           9,157
                                                       --------------- -------------- --------------- ---------------

Other expense:
  Interest expense                                            (5,343)        (12,933)       (24,939)        (39,048)
  Interest expense - affiliates                              (16,566)         (1,247)       (35,101)         (2,069)
  Other                                                         (273)            406           (393)            463
                                                       --------------- -------------- --------------- ---------------
          Total                                              (22,182)        (13,774)       (60,433)        (40,654)
                                                       --------------- -------------- --------------- ---------------

Loss before income taxes                                     (13,301)         (9,843)       (37,051)        (31,497)
Income tax (expense) benefit                                     (94)          4,091           (274)          5,972
                                                       --------------- -------------- --------------- ---------------

Net loss                                                     (13,395)         (5,752)       (37,325)        (25,525)

Priority return on preferred and senior
  limited partner interests                                  (27,324)             --        (77,890)             --
                                                       --------------- -------------- --------------- ---------------

Net loss of general and limited partners
  after priority return                                $     (40,719)  $      (5,752) $    (115,215)  $     (25,525)
                                                       =============== ============== =============== ===============







                     See the accompanying notes to condensed consolidated financial statements.



                                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                              (Dollars in thousands)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 ----------------- ----------------
                                                                                        1999             2000
                                                                                 ----------------- ----------------
Cash flows from operating activities:
  Net loss                                                                        $      (37,325)  $      (25,525)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                     54,118           61,834
        Non-cash interest                                                                     --            5,962
        Deferred income taxes                                                                274           (5,972)
        Changes in operating assets and liabilities, net of effects of acquisitions:
           Subscriber receivables                                                         (1,215)          (2,913)
           Prepaid expenses and other assets                                              (2,464)          (8,352)
           Accounts payable                                                                  261            4,665
           Subscriber advance payments and deposits                                        1,647            3,683
           Accrued interest and other liabilities                                         (3,145)           4,467
                                                                                 ----------------- ----------------
Net cash provided by operating activities                                                 12,151           37,849
                                                                                 ----------------- ----------------

Cash flows from investing activities:
  Acquisitions                                                                            (2,124)          (2,274)
  Capital expenditures                                                                   (70,666)        (119,778)
                                                                                 ----------------- ----------------
Cash used for investing activities                                                       (72,790)        (122,052)
                                                                                 ----------------- ----------------

Cash flows from financing activities:
  Proceeds from debt                                                                     175,000          343,749
  Repayments of debt                                                                    (521,401)        (373,218)
  Payments of priority returns                                                           (42,825)              --
  Amounts advanced from affiliates                                                       364,011          116,130
  Issuance of preferred limited partner interests                                         47,775               --
  Capital distributions                                                                      (50)             (25)
                                                                                 ----------------- ----------------
Net cash provided by financing activities                                                 22,510           86,636
                                                                                 ----------------- ----------------

(Decrease) increase in cash and cash equivalents                                         (38,129)           2,433

Cash and cash equivalents, beginning of period                                            44,617            4,374
                                                                                 ----------------- ----------------

Cash and cash equivalents, end of period                                          $        6,488   $        6,807
                                                                                 ================= ================






                    See the accompanying notes to condensed consolidated financial statements.


                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


1.  The Partnership and Basis of Presentation

    Olympus Communications, L.P. is a limited partnership, formed under the laws of Delaware, between ACC Operations, Inc. and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation (together with its subsidiaries "Adelphia"). Olympus' operations consist primarily of selling video programming which is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables. ACP Holdings, Inc., formerly the managing general partner of Olympus, distributed its partnership interests in Olympus to its parent, ACC Operations, Inc. effective January 1, 2000.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 1999 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.


2.  Significant Events Subsequent to the Annual Report

     On January 1, 2000, Olympus made a $6,000 non-cash distribution to Adelphia in connection with a $6,000 investment by Three Rivers Cable Associates, LP, a majority owned subsidiary of Adelphia, in Starpoint Limited Partnership, a majority owned subsidiary of Olympus.

     On April 14, 2000, Adelphia closed on a $2,250,000 bank credit facility through certain subsidiaries and affiliates of Adelphia and Olympus. The credit facility consists of a $1,500,000, 8 3/4 year reducing revolving credit loan and a $750,000, 9 year term loan. In addition, on September 28, 2000, an incremental $500,000, 9 1/4 year term loan was closed, which formed an additional part of the bank credit facility, bringing the total amount of the bank credit facility to $2,750,000. No amounts related to Olympus were borrowed as of September 30, 2000.

3.  Supplemental Financial Information

    Cash payments for interest were $33,302 and $38,935 for the nine months ended September 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $212,230 and $246,326 at December 31, 1999 and September 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $174,880 and $199,414 at December 31, 1999 and September 30, 2000, respectively.

    Due to affiliates - net includes $38,542 of accrued priority return on preferred limited partner ("PLP") interests which was accrued prior to the redemption of FPL Group's partnership interests in Olympus on October 1, 1999. In conjunction with this redemption, the accrual and payment of priority return on the PLP interests were discontinued.

4.  Income taxes

     Income tax benefit (expense) for the three and nine months ended September 30, 1999 and 2000 was substantially comprised of deferred taxes.

5.  Commitments and Contingencies

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations and the Annual Report for a discussion of material commitments and contingencies.

6.  Recent Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations.
The Company does not expect adoption of this statement to have a significant effect on its consolidated results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                             (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

Introduction

    Olympus Communications, L.P. and subsidiaries ("Olympus" or the "Company") is a limited partnership, formed under the laws of Delaware, between ACC Operations, Inc. and ACC Holdings II, LLC, wholly-owned subsidiaries of Adelphia Communications Corporation ("Adelphia").

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

Results of Operations

Three and Nine Months Ended September 30, 2000

    Olympus earned substantially all of its revenues in the three and nine months ended September 30, 1999 and 2000 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, digital cable and high speed data services, pay per view programming and electronic security monitoring services.

    The changes in Olympus' operating results for the three and nine months ended September 30, 2000, compared to the same periods of the prior year, were primarily the result of the continued roll-out of digital cable and high speed data services, growth in electronic security monitoring revenue and advertising revenue, vendor price increases for the Company's programming, expanding existing cable television operations, and the impact of subscriber rate increases which became effective June 1, 1999.

    The high level of depreciation and amortization associated with acquisitions in recent years, the continuing program of upgrading and expansion of systems, and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Olympus expects to report net losses for the next several years.


    The following table sets forth certain cable television system data at the dates indicated.

                                                                    September 30,
                                                        ----------------------------------   Percent
                                                               1999              2000        Increase
                                                        ----------------  ----------------  -----------

           Homes Passed by Cable                               970,630           989,362         1.9%
           Basic Subscribers                                   646,759           657,889         1.7%


    The following table is derived from Olympus' condensed consolidated financial statements that are included in this Form 10-Q and sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                         ------------------------------   -----------------------------
                                                              1999             2000            1999            2000
                                                         -------------    -------------   -------------   -------------

           Revenues                                            100.0%           100.0%          100.0%          100.0%

           Operating expenses:
             Direct operating and programming                   35.2%            38.6%           35.1%           38.8%
             Selling, general and administrative                17.7%            15.1%           17.8%           18.0%
             Depreciation and amortization                      27.4%            30.5%           28.1%           30.5%
             Management fees to managing affiliate               6.0%             9.9%            6.9%            8.2%
                                                         -------------    -------------   -------------   -------------

           Operating income                                     13.7%             5.9%           12.1%            4.5%
                                                         =============    =============   =============   =============

Revenues

    The primary revenue sources, reflected as a percentage of total revenues, for the periods indicated were as follows:


                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                                  1999         2000        1999         2000
                                                              ------------ ----------- -----------  -----------

         Cable service and equipment                                  74%         71%         75%          71%
         Premium programming services                                  9%          9%          9%           9%
         Advertising sales and other services                         17%         20%         16%          20%

    Total revenues increased approximately 3.7% and 5.0% for the three and nine month periods ended September 30, 2000 respectively, compared with the same periods of the prior year, primarily due to growth in digital cable and high speed data revenue, basic subscriber growth, growth in electronic security monitoring and advertising revenues.

    The increase in revenues was attributable to the following:


                                                                   Three Months          Nine Months
                                                                       Ended                 Ended
                                                                September 30, 2000    September 30, 2000
                                                              --------------------- ---------------------
             New services                                               58.5%            56.3%
             Electronic security monitoring                             23.7%            28.7%
             Advertising                                                12.8%            10.5%
             Basic subscriber growth                                     5.0%             4.5%


Direct Operating and Programming Expenses

     Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 13.6% and 15.8% for the three and nine month periods ended September 30, 2000 respectively, compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from increased technical costs associated with providing digital cable and high speed data services as well as increased basic and premium programming costs.

Selling,General and Administrative Expenses

    These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, decreased 11.3% for the three month period ended September 30, 2000 and increased 6.0% for the nine month period ended September 30, 2000 compared with the same periods of the prior year. The decrease during the three months ended September 30, 2000 as compared to the same period of the prior year is due to higher costs associated with prior period marketing efforts. The increase during the nine months ended September 30, 2000 was primarily due to incremental costs associated with providing new services, marketing expenses and wages.

Depreciation and Amortization

    Depreciation and amortization was higher for the three and nine month periods ended September 30, 2000 compared with the same periods of the prior year, primarily due to increased capital expenditures and the impact of the redemption of FPL Group's partnership interests.

Management Fees to Managing Affiliate

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

Interest Expense

    Interest expense increased 142.1% and 56.6% for the three and nine month periods ended September 30, 2000, respectively, compared with the same periods of the prior year. These increases were primarily due to an increase in the average amount of debt outstanding as compared to the prior year, primarily due to the note related to the redemption of the FPL Group partnership interests in Olympus.

Interest Expense-Affiliates

    The Company is charged interest on advances due to Adelphia and other affiliates. Such advances were used by the Company for capital expenditures, repayment of debt and working capital. Interest expense-affiliates decreased approximately 92.5% and 94.1% for the three and nine month periods ended September 30, 2000 compared with the same periods of the prior year primarily due to decreased average affiliate payables.

Priority Return on Preferred and Senior Limited Partner Interests

    In conjunction with the redemption of FPL Group's partnership interests in Olympus, the accrual of priority return on PLP interests was discontinued.

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

    On April 14, 2000, Adelphia closed on a $2,250,000 bank credit facility through certain subsidiaries and affiliates of Adelphia and Olympus. The credit facility consists of a $1,500,000, 8 3/4 year reducing revolving credit loan and a $750,000, 9 year term loan. In addition, on September 28, 2000, an incremental $500,000, 9 1/4 year term loan was closed, which formed an additional part of the bank credit facility, bringing the total amount of the bank credit facility to $2,750,000. No amounts related to Olympus were borrowed as of September 30, 2000.

    Capital expenditures for the nine months ended September 30, 1999 and 2000 were $70,666 and $119,778, respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the year ending December 31, 2000 will be in a range of approximately $150,000 to $180,000.

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

    At September 30, 2000, the Company's total outstanding debt aggregated approximately $627,000, which included approximately $203,000 of parent debt, and approximately $424,000 of subsidiary and other debt. In addition, the Company had an aggregate of approximately $6,800 in cash and cash equivalents, and as of September 30, 2000, approximately $1,440,000 in unused credit lines with banks, all of which was also available to affiliates, part of which is subject to achieving certain levels of operating performance.

    At September 30, 2000, the Company has unused credit lines under reducing revolving credit facilities with revolver periods which expire through 2008. The Company's weighted average interest rate on subsidiary debt was approximately 7.42% at September 30, 2000.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months, based on amounts outstanding at September 30, 2000:


                         Three months ending December 31, 2000                $   38,217
                         Year ending December 31, 2001                            80,967
                         Year ending December 31, 2002                           209,247
                         Year ending December 31, 2003                            95,217
                         Year ending December 31, 2004                               217

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

    Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable or telephone companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when, or that additional competition from this industry consolidation will not have an adverse effect on the Company.

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

    The 1996 Act repealed the prohibition on local telephone exchange companies ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept in certain jurisdictions throughout the country.

    The Company believes that the provision of video programming or other services by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

    The Company also competes with direct broadcast satellite ("DBS") service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999 which allows DBS providers to begin offering local broadcast channels. DBS companies have since added a limited number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service. Although the impact to date has not been material, any future impact of DBS competition on the Company's future results is not known or estimable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    No material changes have occurred during the nine months ended September 30, 2000 in principal outstanding on fixed rate debt. Principal outstanding on variable rate debt declined approximately $28,500 and the fair market value of fixed rate debt declined approximately $10,250 during the nine months ended September 30, 2000 compared to December 31, 1999. The Company does not enter into any derivative instruments for trading purposes.

                ------------------------------------------------

                           PART II - Other Information

Item  6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

10.01 Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, and Highland Prestige Georgia, Inc., Bank of America, N.A. and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Dominion (Texas), Inc., Syndication Agent. (Incorporated by reference herein is Exhibit 10.01 to the Form 10-Q of Adelphia Communications Corporation for the quarter ended March 31, 2000 (File No. 0-16014)).

27.01  Financial Data Schedule (supplied for the information of the Commission).

(b)    Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          OLYMPUS  COMMUNICATIONS, L.P.

                                     BY:  ACC OPERATIONS, INC.
                                          Managing General Partner

Date:  November 14, 2000             By:  /s/ Timothy J. Rigas
                                          --------------------
                                          Timothy J. Rigas Executive Vice
                                     President, Treasurer, Principal Accounting
                                     Officer and Principal Financial Officer of
                                     ACC Operations, Inc.

Date:  November 14, 2000                  OLYMPUS CAPITAL CORPORATION

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